Form 10-Q
period 1996-06-30
THERAPEUTIC ANTIBODIES INC /DE
filed 1996-08-14
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

      / x / Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1996, or

      /   /      Transition Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 For the transition period from               to              .
                                                -------------    -------------

                        COMMISSION FILE NO.:  0-25978
                                            -----------

                          THERAPEUTIC ANTIBODIES INC.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                             62-1212485
      -------------------------------------        ------------------------
         (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)              Identification No.)

        1500 21ST AVENUE SOUTH, SUITE 310
              NASHVILLE, TENNESSEE                           37212
     ---------------------------------------       ------------------------
    (Address of Principal Executive Offices)              (Zip Code)

                 (615) 327-1027
     ---------------------------------------
         (Registrant's Telephone Number,
              Including Area Code)

                                NOT APPLICABLE
           ----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


                 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X       NO
                     ---         ---

 As of August 14, 1996, 21,428,795 shares of the registrant's Common Stock were outstanding.

                                     PART I
                             FINANCIAL INFORMATION
Item 1. Financial Statements

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


             ASSETS
                                                                                            June 30, 1996       December 31, 1995
                                                                                            -------------       -----------------
    Current assets:
     Cash and cash equivalents                                                               $  2,167,935         $   3,397,082
     Trade receivables                                                                            175,942               109,435
     Value added tax receivable                                                                   225,858               162,655
     Inventories                                                                                  398,750               393,094
     Other current assets                                                                         281,250               338,760
                                                                                             ------------         -------------
             Total current assets                                                               3,249,735             4,401,026

    Property and equipment, net                                                                10,232,116            10,119,160
    Patent costs, net                                                                             418,300               342,246
    Other assets, net                                                                             269,145               294,667
                                                                                             ------------         -------------
             Total assets                                                                    $ 14,169,296         $  15,157,099
                                                                                             ============         =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
     Accounts payable and accrued expenses                                                   $  1,424,249         $   1,506,124
     Accrued interest                                                                             241,175               177,493
     Current portion of notes payable                                                           6,311,382             2,478,858
                                                                                             ------------         -------------
             Total current liabilities                                                          7,976,806             4,162,475

    Notes payable, net of current portion                                                       7,925,763             9,595,420
    Deferred revenue                                                                              329,800               349,425
    Other liabilities                                                                             155,200               155,300
                                                                                             ------------         -------------

             Total liabilities                                                                 16,387,569            14,262,620
                                                                                             ------------         -------------

    Stockholders' equity:
     Common stock - par value $.001 per share; 30,000,000 shares authorized; 17,166,502
         June 30, 1996 and 16,556,603 - December 31, 1995 issued and outstanding                   17,167                16,557
     Additional paid-in capital                                                                34,855,993            30,879,879
     Deficit accumulated during the development stage (1984-1996)                             (36,883,269)          (29,818,548)
     Cumulative translation adjustment                                                           (208,164)             (183,409)
                                                                                             ------------         -------------

             Total stockholders' equity                                                        (2,218,273)              894,479
                                                                                             ------------         -------------

             Total liabilities and stockholders' equity                                      $ 14,169,296         $  15,157,099
                                                                                             ============         =============

The accompanying notes are an integral part of the financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                                               For the Cumulative
                                                     For the Six Months Ended    For the Three Months Ended     Development Stage
                                                              June 30,                     June 30,           from August 10, 1984
                                                    ---------------------------   -------------------------   (inception) Through
                                                        1996           1995           1996          1995         June 30, 1996
                                                    ------------   ------------   -----------   -----------      -------------
    Revenues:
     Sales and contract revenue                     $    222,995   $    211,266   $   186,235   $   156,819      $  2,020,617
     Interest income                                      32,908         56,166        13,913        14,971           461,604
     Grant income                                         97,853         19,919        88,281         9,988           506,268
     Value-added tax and insurance recoveries                 --             --            --            --           577,170
     Other                                                37,104          6,913        22,747         7,563           265,647
                                                    ------------   ------------   -----------   -----------      ------------

                                                         390,860        294,264       311,176       189,341         3,831,306
                                                    ------------   ------------   -----------   -----------      ------------

    Expenses:
     Cost of goods sold                                   56,182         17,771        46,511        11,368           155,610
     Research and development                          4,171,267      2,502,632     2,334,272     1,285,143        25,694,066
     General and administrative                          947,879        716,636       500,011       333,385         7,479,796
     Marketing and distribution                          169,333        234,606       107,271       127,058         1,170,026
     Depreciation and amortization                       701,784        386,143       368,584       206,280         3,181,616
     Interest                                            607,539        286,257       292,734       153,198         2,134,828
     Debt conversion expense                             801,597             --            --            --           801,597
     Other                                                    --             --            --            --            97,036
                                                    ------------   ------------   -----------   -----------      ------------

                                                       7,455,581      4,144,045     3,649,383     2,116,432        40,714,575
                                                    ------------   ------------   -----------   -----------      ------------

                       Net loss                     $ (7,064,721)  $ (3,849,781)  $(3,338,207)  $(1,927,091)     $(36,883,269)
                                                    ============   ============   ===========   ===========      ============

    Net loss per share                              $      (0.42)  $      (0.26)  $     (0.19)  $     (0.12)     $      (4.39)
                                                    ============   ============   ===========   ===========      ============
    Weighted average shares used in
     computing net loss per share                     17,001,819     14,838,432    17,154,294    15,912,552         8,401,805
                                                    ============   ============   ===========   ===========      ============

The accompanying notes are an integral part of the financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                               For the Cumulative
                                                                For the Six Months Ended        Development Stage
                                                                        June 30,              from August 10, 1984
                                                              ----------------------------    (Inception) Through
                                                                  1996             1995          June 30, 1996
                                                              -----------     ------------       -------------
    Cash flows from operating activities:
        Net loss                                              $(7,064,721)    $ (3,849,781)      $(36,883,269)
        Adjustments to reconcile net loss to net
             cash used in operating activities:
             Depreciation and amortization                        701,784          386,143          3,181,616
             Debt conversion expense                              801,597                             801,597
             Warrant expense                                           --               --            147,050
             Changes in:
                   Accounts receivable                           (129,710)         779,792           (152,429)
                   Inventories                                     (5,656)        (164,959)          (284,576)
                   Other current assets                            57,509         (187,593)          (282,401)
                   Accounts payable and accrued expenses          (81,875)        (599,961)         1,165,368
                   Accrued interest                               128,786               --            943,300
                   Other                                               --            5,325            190,811
                                                              -----------     ------------       ------------

        Net cash used in operating activities                  (5,592,286)      (3,631,034)       (31,172,933)
                                                              -----------     ------------       ------------
    Cash flows from investing activities:
              (Increase) in restricted cash                            --          (40,302)                --
              Purchase of property and equipment                 (796,320)      (1,427,583)       (10,022,366)
              Patent costs                                        (80,331)         (46,216)          (433,117)
              Cash received from PAL acquisition                       --               --            124,496
              Other                                               (31,908)         371,797            (86,654)
                                                              -----------     ------------       ------------

          Net cash used in investing activities                  (908,559)      (1,142,304)       (10,417,641)
                                                              -----------     ------------       ------------
    Cash flows from financing activities:
              Proceeds from notes payable, net                  5,538,772        2,480,288         18,811,933
              Payments on notes payable                          (946,326)        (561,426)        (3,855,448)
              Proceeds from line of credit                             --               --          3,186,010
              Payments on line of credit                       (1,012,076)        (259,571)        (3,202,275)
              Proceeds from convertible debt, net               1,081,732                           5,304,232
              Proceeds from issuance of stock, net                610,022        2,844,750         23,937,252
              Other                                                    --               --           (116,154)
                                                              -----------     ------------       ------------

          Net cash from financing activities                    5,272,124        4,504,041         44,065,550
                                                              -----------     ------------       ------------

    Effect of foreign currency translation on cash                   (426)        (221,611)          (307,041)
                                                              -----------     ------------       ------------

    Net increase (decrease) in cash and cash equivalents       (1,229,147)        (490,908)         2,167,935

    Cash and cash equivalents at beginning of period            3,397,082          593,154                 --
                                                              -----------     ------------       ------------

    Cash and cash equivalents at end of period                $ 2,167,935     $    102,246       $  2,167,935
                                                              ===========     ============       ============

The accompanying notes are an integral part of the financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 JUNE 30, 1996



NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements are unaudited, but include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for such periods.

The unaudited interim consolidated financial statements should be read in conjunction with the audited December 31, 1995, consolidated financial statements of the Company.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.



NOTE 2 - FINANCING ACTIVITIES

On July 23, 1996, the Company completed an initial public offering of its Common Stock on the London Stock Exchange. The Company issued 4,190,477 shares of Common Stock at L.5.25 ($8.14) per share raising L.22,000,000 ($34,100,000).
The offering raised net proceeds of approximately $30,500,000, which proceeds will be used to repay certain indebtedness and to fund working capital, operations and capital expenditures.

In June 1996, the Company completed a private placement of $5,000,000 principal amount of the Company's 15% Subordinated Promissory Notes due May 1, 1997, (the "15% Notes"), of which $4,250,000 were purchased for cash and $750,000 were issued upon conversion of other indebtedness. Warrants to purchase 360,000 shares of the Company's Common Stock at $8.00 per share were issued in connection with the 15% Notes.

In April 1996, Martin S. Brown loaned $1,000,000 to the Company in exchange for a short-term unsecured note bearing interest at an annual rate of 12%. In May 1996, Mr. Brown converted $750,000 principal amount of the 12% note into an equal principal amount of the Company's 15% Notes. The $250,000 principal balance on the 12% note is payable in full, together with accrued interest, on August 18, 1996.

During the first half of 1996, the Company repaid a $950,000 short-term line of credit borrowing due to SunTrust Bank .

During the six months ended June 30, 1996, the Company's subsidiary, TAb Australia, Pty. Ltd. borrowed an additional $227,000 on its collateralized loan from the South Australian Minister for Primary Industries. As of June 30, 1996, the Company had drawn a total of $487,000 on this loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto. This discussion and analysis contains both historical and forward looking information. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be significantly impacted by certain risks and uncertainties described herein.

GENERAL

         Since its inception, Therapeutic Antibodies Inc. ("TAb" or the "Company") has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. Since inception the Company's revenues have been from contract agreements with corporate partners, product sales, grant income, interest income, and insurance and value added tax recoveries. Net losses have been incurred each year since its inception and the Company does not expect to realize positive cash flow during at least the next two years due to continued spending on research, product development and increasing requirements for process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. To fund these activities, the Company conducted additional financings in the first six months of 1996. See "Liquidity and Capital Resources."

         The Company conducts its operations from its headquarters in the United States and through subsidiaries located in the United Kingdom, Australia and New Zealand. International operations are primarily located in the United Kingdom.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Revenues for the three months ended June 30, 1996, increased by 64% to $311,000 from $189,000 for the three months ended June 30, 1995. This increase is due to an increase in ViperaTAb(TM) sales and an increase in grant income. Second quarter 1996, ViperaTAb(TM) sales increased 40% to $147,000 from $105,000 in the second quarter ended June 30, 1995. Grant income increased 784% to $88,000 from $10,000. The Company received a $79,000 grant in the second quarter ended June 30, 1996, from the Economic Development Authority of the Government of South Australia to assist the Company with the expansion of its Australian operations.

         Expenses increased by 72% to $3,649,000 in the second quarter of 1996, from $2,116,000 in the second quarter of 1995. Research and development expenses increased by 82% to $2,334,000 in the second quarter of 1996 from $1,285,000 in the second quarter of 1995, as a result of increases in the levels of clinical trials of products in development, including CytoTAb(TM), CroTAb(TM), DigiTAb(TM) and PulchellaTAb(TM). Management expects that research and development expenses will continue to increase in the remaining two quarters of 1996 as the Company's current clinical trials progress.

         General and administrative expenses increased by 50% in the second quarter of 1996 to $500,000 from $333,000 in the second quarter of 1995. The increase is attributable to the hiring of new personnel and the additional associated costs.

         Marketing and distribution expenses in the second quarter of 1996, decreased by 16% to $107,000 compared to $127,000 in the second quarter of 1995 due to a reduction in marketing personnel and related salary expenses. This decrease was partially offset by an increase of $13,000 in distribution expenses over the same period in 1995 as a result of the increased sales of ViperaTAb(TM).

         Depreciation and amortization expense in the second quarter of 1996, increased by 79% to $369,000 from $206,000 compared to the second quarter of 1995. This increase is the result of the initial depreciation of the $4,000,000 capital expenditure relating to the expansion of the Welsh production facility which was placed in service in December 1995.

         Interest expense in the second quarter of 1996 increased by 91% to $293,000 from $153,000 in the second quarter of 1995 as a result of increased borrowing by the Company to fund working capital and operations, including the issuance of $5,305,000 principal amount of the Company's 6% Convertible Notes due October 1, 2000 (the "6% Notes") and $5,000,000 principal amount of its 15% Subordinated Promissory Notes due May 1, 1997, (the "15% Notes"). Management anticipates that the Company will repay up to $4,750,000 of certain of its debt obligations from the proceeds of the sale of Common Stock in the United Kingdom in July 1996. See "Liquidity and Capital Resources". Any such repayment of debt would result in a decrease in the Company's interest expense from current levels.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         TAb's revenues for the first six months of 1996 increased by 33% to $391,000 from $294,000 for the same period of 1995. ViperaTAb(TM) sales increased by 42% to $151,000 for the first half of 1996 from $106,000 for the first half of 1995 while non-core contract production revenue decreased 32% to $72,000 from $105,000. Grant income for the six months ended June 30, 1996, increased by 390% to $98,000 from $20,000 in the six months ended June 30, 1995. In June 1996 the Company received a $79,000 grant from the Economic Development Authority of the Government of South Australia to assist the Company with the expansion of its Australian operations.

         Expenses for the first half of 1996 increased by 80% to $7,456,000 from $4,144,000 for the same period in 1995. Research and development expenses during the same periods increased by 67% to $4,171,000 from $2,503,000 as a result of increased clinical trial activities, including clinical trials for CytoTAb(TM), CroTAb(TM), DigiTAb(TM) and PulchellaTAb(TM). These costs are related to manufacturing TAb's products for clinical trials and conducting clinical trials.

         General and administrative expenses for the first half of 1996 increased by 32% to $948,000 from $717,000 for the first half of 1995. This increase relates primarily to expanded staffing and related overhead expenses.

         Marketing and distribution expenses decreased by 28% to $169,000 in the first half of 1996 from $235,000 in the first half of 1995 due to a reduction in marketing personnel and related salary expenses.

         Depreciation and amortization expense in the six month period ended June 30, 1996, increased by 82% to $702,000 from $386,000 compared to the six month period ended June 30, 1995. This increase is the result of the initial depreciation of the $4,000,000 capital expenditure relating to the expansion of the Welsh production facility, which was placed in service in December 1995.

         Interest expense in the first half of 1996 increased by 112% to $608,000 from $286,000 in the first half of 1995 due to increased borrowings by the Company including the issuance of the 6% and 15% Notes.

         In the first quarter of 1996, the Company recorded a one-time debt conversion expense of $801,597, relating to the conversion of an aggregate of $2,565,105 of principal and interest on the Company's 6% Notes into shares of Common Stock, which represents the difference between the stated conversion price on the debt of $8.00 per share and the actual conversion price of $5.50.

         The Company's net loss for the first half of 1996, was $7,100,000 compared to a net loss of $3,800,000 for the first half of 1995. This increase was due to the one-time debt conversion expense and the other increased expenses described above.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, TAb has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, research and development, clinical testing and to meet TAb's increased working capital needs in connection with such activities. Management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Future capital requirements will depend on numerous factors, including the progress of its research programs and clinical trials, the development of regulatory submissions, the commercial viability of the Company's products, the development of sales, distribution and marketing capabilities, and the terms of any new licensing arrangements. Financing for the Company's operating and capital requirements historically has been provided by the sale of equity, convertible debt and through other borrowings.

         At June 30, 1996, the Company had cash and cash equivalents totaling $2,168,000. The Company's net cash used in operating activities during the six months ending June 30, 1996, totaled $5,592,000, an increase of 54% from the six months ending June 30, 1995. Capital expenditures of $796,000 in the first six months of 1996 related primarily to the expansion of the Company's production facility in Australia. TAb anticipates that capital expenditures in 1996 will be less than $1,700,000 and expects to fund these capital expenditures with existing resources, a portion of the UK offering (discussed below), and the $1,180,000 loan from the South Australian Minister for Primary Industries (discussed below).

         On July 23, 1996, the Company completed an initial public offering of its Common Stock on the London Stock Exchange. The Company issued 4,190,477 shares of Common Stock at L.5.25 ($8.14) per share raising L.22,000,000 ($34,100,000). The offering raised net proceeds of approximately $30,500,000, which proceeds will be utilized to fund working capital, operations and capital expenditures. Approximately $4,750,000 of the proceeds of the U.K. offering will be used to repay the Company's 15% Notes and certain other indebtedness.

         During the six months ended June 30, 1996, TAb Australia Pty. Ltd., the Company's Australian operating subsidiary ("TAb Australia"), made a $227,000 draw on its collateralized loan from the South Australian Minister for Primary Industries. Under this loan agreement, TAb Australia may draw up to $1,180,000 to assist with construction and equipping of buildings at its Turretfield location in South Australia. The loan bears interest at an annual rate of 11%, payable annually. Principal is to be repaid in ten equal annual installments. As of June 30, 1996, the Company had outstanding draws of $487,000 on this loan.

         In June 1996, the Company completed a private placement of $5,000,000 principal amount of the Company's 15% Subordinated Promissory Notes due May 1, 1997, of which $4,250,000 were purchased for cash and $750,000 were issued upon conversion of indebtedness. Each $250,000 unit of the 15% Notes was accompanied by a Stock Purchase Warrant to purchase 18,000 shares of Common Stock at $8.00 per share. Warrants to purchase 360,000 shares of Common Stock were issued in connection with the 15% Notes.

         In April 1996, Martin S. Brown loaned $1,000,000 to the Company in exchange for a short-term unsecured note bearing interest at an annual rate of 12%. In May 1996, Mr. Brown converted $750,000 principal of the 12% Note into an equal principal amount of the Company's 15% Notes. The $250,000 principal balance on the 12% Note is payable in full, together with accrued interest, on August 18, 1996. It has been agreed to extend both of these debt obligations through the end of 1998.

         The Company repaid a $950,000 short-term line of credit borrowing from SunTrust Bank in the first half of 1996.

                                    PART II
                               OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         On July 5, 1996, shareholders of the Company approved certain amendments to the Company's Certificate of Incorporation and Bylaws, which were necessary to facilitate the listing of the Company's Common Stock on the London Stock Exchange and the marketing of the Common Stock in the United Kingdom.
The amendments included changes to the shareholder voting requirements for certain amendments to the Certificate of Incorporation and Bylaws. The Company filed its Amended and Restated Certificate of Incorporation in Delaware on July 15, 1996. A complete discussion of the amendments to the Company's Certificate of Incorporation and Bylaws, as well as the complete text of such amendments, is hereby incorporated by reference to the Company's Proxy Statement, dated June 24, 1996, relating to the Special Meeting of Shareholders to be held on July 5, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on Thursday, April 25, 1996. The election of the Company's directors was the only matter voted upon by the Company's shareholders at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected. The following persons were elected to serve as directors of the Company until the next annual meeting or until their respective successors are elected and qualified. The vote was as follows:

                                  Votes Cast                        Votes Cast                Broker Non-Votes/
Nominee                           in Favor                          Against                   Abstentions
- -------                           --------                          -------                   -----------
Thomas G. Andrews                 13,128,317                        6,250                     4,007,519
Martin S. Brown                   13,128,317                        6,250                     4,007,519
Harry G. Browne, M.D.             13,128,317                        6,250                     4,007,519
Timothy Chard, M.D.               13,128,317                        6,250                     4,007,519
Robert C. Hilton                  13,128,317                        6,250                     4,007,519
A.J. Kazimi                       13,128,317                        6,250                     4,007,519
John Landon, M.D.                 13,128,317                        6,250                     4,007,519
Steven L. Stroup, M.D.            13,128,317                        6,250                     4,007,519
Joseph D. Williams                13,128,317                        6,250                     4,007,519

         A special meeting of the shareholders of the Company was held on Friday, July 5, 1996. The shareholders voted on the amendment and restatement of the Company's Certificate of Incorporation and Bylaws and on the amendment to the Company's 1990 Stock Incentive Plan. The amendment to the Certificate of Incorporation and Bylaws were necessary to facilitate the listing of the Company's Common Stock on the London Stock Exchange. See "Item 2. Changes in Securities" above. The amendment to the 1990 Stock Incentive Plan increased the number of shares of Common Stock authorized for issuance under the Plan from 1,200,000 shares to 1,600,000 shares. The vote was as follows:

                                  Votes Cast                        Votes Cast                Broker Non-Votes
Matter                            In Favor                          Against                   Abstentions
- ------                            --------                          -------                   -----------
Amendment of Certificate
of Incorporation and
Bylaws                            12,937,334                        0                         37,875

Amendment of 1990
Stock Incentive Plan              12,720,966                        198,616                   55,625

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)              Exhibits

         Exhibit
         Number                       Description of Exhibits
         -----                        -----------------------

          3.1 Amended and Restated Certificate of Incorporation of Therapeutic Antibodies Inc. (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed with the Commission on June 24, 1996.)

          3.2 Amended and Restated Bylaws of Therapeutic Antibodies Inc. (incorporated by reference Appendix B to the Company's Proxy Statement on Schedule 14A filed with the Commission on June 24, 1996.)

          4.1 Agreement dated April 29, 1996, between Minister for Industry, Manufacturing, Small Business and Regional Development and TAb Australia, Pty. Ltd.

          4.2 Form of Note Purchase Agreement with respect to the Company's 15% Promissory Note due May 1, 1997

          4.3             Specimen of 15% Promissory Note due May 1, 1997

         11.1             Statement re: computation of per share earnings

         27               Financial Data Schedule (SEC use only)

         (b)              Reports on Form 8-K.

                          The Company has not filed any Current Reports on Form 8-K during the second quarter of 1996.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1996                         /s/ Martin S. Brown
                                              ---------------------------------
                                              Martin S. Brown
                                              Chairman of the Board
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date: August 14, 1996                         /s/ Robert D. Brown
                                              ---------------------------------
                                              Robert D. Brown, CPA
                                              Financial Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX





  Exhibit
  Number               Description of Exhibits                                    Page
  ------               -----------------------                                    ----
    4.1    --          Agreement dated April 29, 1996, between Minister for
                       Industry, Manufacturing, Small Business and Regional
                       Development and TAb Australia, Pty. Ltd.

    4.2    --          Form of Note Purchase Agreement with respect to the
                       Company's 15% Promissory Note due May 1, 1997

    4.3    --          Specimen of 15% Promissory Note due May 1, 1997

   11.1    --          Statement re: computation of per share earnings

   27      --          Financial Data Schedule (SEC use only)