Form 10-Q/A
period 1996-03-31
THERAPEUTIC ANTIBODIES INC /DE
filed 1996-10-16
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 1996, or

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _____________ to _______________.

                          COMMISSION FILE NO.: 0-25978

                           THERAPEUTIC ANTIBODIES INC.
             (Exact Name of Registrant as Specified in Its Charter)


                  DELAWARE                                    62-1212485
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                      Identification No.)


      1500 21ST AVENUE SOUTH, SUITE 310
            NASHVILLE, TENNESSEE                                  37212
  (Address of Principal Executive Offices)                     (Zip Code)

               (615) 327-1027
       (Registrant's Telephone Number,
            Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES  _X_           NO___

            As of October 14, 1996, 21,428,795 shares of the registrant's Common Stock were outstanding.

                                     PART II
                                OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

Exhibit
Number            Description of Exhibits
-------           -----------------------
4.1         --    Lease Assignment of 14/15 Newbury Street Lease dated February
                  1, 1996, between Immunogen International Limited and TAb
                  London Limited

4.2         --    Amendment, dated February 13, 1996, to Agreement dated
                  January 1, 1990, between Swedish Orphan AB and Therapeutic
                  Antibodies Inc.

4.3         --    Heads of Agreement, dated March 25, 1996, between Therapeutic
                  Antibodies Inc. and CSL Limited

4.4         --    First Amendment, dated March 14, 1996, of Registration and
                  Distribution Agreement, dated August 31, 1995, between F.H.
                  Faulding & Co. Limited and Therapeutic Antibodies Inc.

11.1        --    Statement re: computation of per share earnings

(b)         Reports on Form 8-K.

            The Company has not filed any Current Reports on Form 8-K during the first quarter of 1996.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.



                                          THERAPEUTIC ANTIBODIES INC.

Date:  October 16, 1996                   /s/ Martin S. Brown
                                          -------------------
                                          Martin S. Brown
                                          Chairman of the Board
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:  October 16, 1996                   /s/ Robert D. Brown
                                          -------------------
                                          Robert D. Brown
                                          Vice President Accounting
                                          Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibits
-------           -----------------------
4.1         --    Lease Assignment of 14/15 Newbury Street Lease dated February
                  1, 1996, between Immunogen International Limited and TAb
                  London Limited (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission on May 6, 1996, Commission File
                  No. 0-25978)

4.2         --    Amendment, dated February 13, 1996, to Agreement dated
                  January 1, 1990, between Swedish Orphan AB and Therapeutic
                  Antibodies Inc.

4.3         --    Heads of Agreement, dated March 25, 1996, between Therapeutic
                  Antibodies Inc. and CSL Limited. The Registrant has requested confidential treatment from the Securities and Exchange
                  Commission for portions of this Agreement.

4.4         --    First Amendment, dated March 14, 1996, of Registration and
                  Distribution Agreement, dated August 31, 1995, between F.H.
                  Faulding & Co. Limited and Therapeutic Antibodies Inc.  The
                  Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.

11.1        --    Statement re: computation of per share earnings (incorporated by reference to Exhibit 11.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission on May 6, 1996, Commission File No. 0-25978)