Form 10-Q
period 1996-09-30
THERAPEUTIC ANTIBODIES INC /DE
filed 1996-11-14
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 /x/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 1996, or

 / / Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from _____________ to _____________.

                  Commission File No.:            0-25978

                           THERAPEUTIC ANTIBODIES INC.
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                           62-1212485
                     --------                           ----------
          (State or Other Jurisdiction of           (I.R.S. Employer
           Incorporation or Organization)           Identification No.)

         1500 21st Avenue South, Suite 310

               Nashville, Tennessee                        37212
               --------------------                        -----
     (Address of Principal Executive Offices)            (Zip Code)

                  (615) 327-1027
                  --------------
          (Registrant's Telephone Number,
               Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES  X            NO
           ----             ----

         As of November 14, 1996, 21,690,359 shares of the registrant's Common Stock were outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


         ASSETS
                                                                                            September 30,      December 31,
                                                                                                1996               1995
                                                                                            -------------      ------------
Current assets:
  Cash and cash equivalents                                                                 $ 24,380,702       $  3,397,082
  Trade receivables                                                                              229,269            109,435
  Value added tax receivable                                                                     228,578            162,655
  Inventories                                                                                    195,037            393,094
  Other current assets                                                                           318,919            338,760
                                                                                            ------------       ------------

         Total current assets                                                                 25,352,505          4,401,026

Property and equipment, net                                                                   11,412,642         10,119,160
Patent costs, net                                                                                460,810            342,246
Other assets, net                                                                                258,170            294,667
                                                                                            ------------       ------------

         Total assets                                                                       $ 37,484,127       $ 15,157,099
                                                                                            ============       ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                     $  1,418,168       $  1,506,124
  Accrued interest                                                                               217,506            177,493
  Current portion of notes payable                                                             1,856,125          2,478,858
                                                                                            ------------       ------------
         Total current liabilities                                                             3,491,799          4,162,475

Notes payable, net of current portion                                                          8,151,114          9,595,420
Deferred revenue                                                                                 322,781            349,425
Other liabilities                                                                                156,500            155,300
                                                                                            ------------       ------------

         Total liabilities                                                                    12,122,194         14,262,620
                                                                                            ------------       ------------

Stockholders' equity:
  Common stock - par value $.001 per share; 30,000,000 shares authorized; 21,522,359 -
    September 30, 1996 and 16,556,603 - December 31, 1995 issued and outstanding                  21,522             16,557
  Common stock subscribed                                                                              0                  0
  Additional paid-in capital                                                                  65,992,066         30,879,879
  Deficit accumulated during the development stage (1984-1996)                               (40,508,805)       (29,818,548)
  Cumulative translation adjustment                                                             (142,850)          (183,409)
                                                                                            ------------       ------------

         Total stockholders' equity                                                           25,361,933            894,479
                                                                                            ------------       ------------

         Total liabilities and stockholders' equity                                         $ 37,484,127       $ 15,157,099
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

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                               For the Cumulative
                                               For the Nine Months Ended          For the Three Months Ended    Development Stage
                                                     September 30,                       September 30,         from August 10, 1984
                                            ------------------------------      ------------------------------ (inception) Through
                                                 1996             1995              1996              1995      September 30, 1996
                                            -------------     ------------      ------------      ------------ --------------------
Revenues:
  Sales and contract revenue                $     547,965     $    438,178      $    324,970      $    226,912     $   2,345,587
  Interest income                                 326,818           74,228           293,909            18,062           755,514
  Grant income                                    107,966           29,753            10,113             9,834           516,381
  Value-added tax and insurance recoveries              -                -                 -                 -           577,170
  Other                                           231,973          106,913           194,870           100,000           460,516
                                            -------------     ------------      ------------      ------------     -------------

                                                1,214,722          649,072           823,862           354,808         4,655,168
                                            -------------     ------------      ------------      ------------     -------------

Expenses:
  Cost of sales and contract revenue              266,137           32,397           209,955            14,626           365,565
  Research and development                      6,836,689        4,215,184         2,665,422         1,712,553        28,359,488
  General and administrative                    1,645,098        1,226,414           697,219           509,778         8,177,015
  Marketing and distribution                      245,245          381,489            75,912           146,883         1,245,938
  Depreciation and amortization                 1,075,593          707,234           373,810           321,091         3,555,425
  Interest                                      1,034,620          549,572           427,082           263,315         2,561,909
  Debt conversion expense                         801,597                -                 -                 -           801,597
  Other                                                 -            2,866                 -             2,866            97,036
                                            -------------     ------------      ------------      ------------     -------------

                                               11,904,979        7,115,156         4,449,400         2,971,112        45,163,973
                                            -------------     ------------      ------------      ------------     -------------

                 Net loss                   $ (10,690,257)    $ (6,466,084)     $ (3,625,538)     $ (2,616,304)    $ (40,508,805)
                                            =============     ============      ============      ============     =============


Net loss per share                          $       (0.60)           (0.43)            (0.19)            (0.16)    $       (4.70)
                                            =============     ============      ============      ============     =============

Weighted average shares used in
  computing net loss per share                 17,782,690       14,936,563        19,344,431        16,018,103         8,626,653
                                            =============     ============      ============      ============     =============


The accompanying notes are an integral part of the financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         For the Cumulative
                                                      For the Nine Months Ended          Development Stage
                                                            September 30,               from August 10, 1984
                                                   ------------------------------       (inception) Through
                                                        1996             1995            September 30, 1996
                                                   -------------     ------------       --------------------
Cash flows from operating activities:
  Net loss                                         $ (10,690,257)    $ (6,466,084)          $ (40,508,805)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                      1,075,593          707,234               3,555,425
    Debt conversion expense                              801,597                                  801,597
    Warrant expense                                            -                -                 147,050
    Changes in:
      Accounts receivable                               (185,757)         914,774                (208,476)
      Inventories                                        198,057         (191,419)                (80,863)
      Other current assets                                19,841          (84,806)               (320,069)
      Accounts payable and accrued expenses              (87,958)        (746,019)              1,159,285
      Accrued interest                                   105,116           30,132                 919,630
      Other                                                    -           (8,136)                190,812
                                                   -------------     ------------           -------------

  Net cash used in operating activities               (8,763,768)      (5,844,324)            (34,344,414)
                                                   -------------     ------------           -------------

Cash flows from investing activities:
    (Increase) in restricted cash                              -          632,550                       -
    Purchase of property and equipment                (2,210,039)      (1,640,195)            (11,436,085)
    Patent costs                                        (124,980)         (56,300)               (477,766)
    Cash received from PAL acquisition                         -                -                 124,496
    Other                                                (44,992)         370,263                 (99,738)
                                                   -------------     ------------           -------------

  Net cash used in investing activities               (2,380,011)        (693,682)            (11,889,093)
                                                   -------------     ------------           -------------

Cash flows from financing activities:
    Proceeds from notes payable, net                   6,292,438        3,062,476              19,565,599
    Payments on notes payable                         (5,923,397)        (894,457)             (8,832,519)
    Proceeds from line of credit                               -          500,000               3,186,010
    Payments on line of credit                        (1,018,580)        (995,695)             (3,208,779)
    Proceeds from convertible debt, net                1,081,732        2,807,208               5,304,232
    Proceeds from issuance of stock, net              31,750,451        2,844,750              55,077,681
    Other                                                      -                -                (116,154)
                                                   -------------     ------------           -------------

  Net cash from financing activities                  32,182,644        7,324,282              70,976,070
                                                   -------------     ------------           -------------

Effect of foreign currency translation on cash           (55,245)        (245,791)               (361,861)
                                                   -------------     ------------           -------------

Net increase in cash and cash equivalents             20,983,620          540,485              24,380,702

Cash and cash equivalents at beginning of period       3,397,082          593,154                       -
                                                   -------------     ------------           -------------

Cash and cash equivalents at end of period         $  24,380,702     $  1,133,639           $  24,380,702
                                                   =============     ============           =============

The accompanying notes are an integral part of the financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES

                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                               September 30, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying third quarter financial statements are unaudited, but include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for such periods.

The unaudited third quarter consolidated financial statements should be read in conjunction with the audited December 31, 1995, consolidated financial statements of the Company.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

NOTE 2 - FINANCING ACTIVITIES

On July 23, 1996, the Company completed an initial public offering of its Common Stock on the London Stock Exchange ("the UK Placement"). The Company issued 4,190,477 shares of Common Stock at (pound)5.25 ($8.14) per share raising (pound)22,000,000 ($34,100,000). The offering raised net proceeds of approximately $30,360,000, which proceeds have been used to repay certain indebtedness and to fund working capital, operations and capital expenditures.

In June 1996, the Company completed a private placement of $5,000,000 principal amount of the Company's 15% Subordinated Promissory Notes due May 1, 1997, (the "15% Notes"), of which $4,250,000 were purchased for cash and $750,000 were issued upon conversion of other indebtedness. Warrants to purchase 360,000 shares of the Company's Common Stock at $8.00 per share were issued in connection with the 15% Notes. On August 24, 1996, the Company redeemed, for cash, $4,250,000 principal amount of the 15% Notes and accrued interest thereon.

In April 1996, Martin S. Brown loaned $1,000,000 to the Company in exchange for a short-term unsecured note bearing interest at an annual rate of 12%. In May 1996, Mr. Brown converted $750,000 principal amount of the 12% note into an equal principal amount of the Company's 15% Notes. The $250,000 principal balance on the 12% note was payable in full on August 18, 1996. Mr. Brown agreed to extend both of these debt obligations through the end of 1998.

During the nine months ended September 30, 1996, the Company's subsidiary, TAb Australia, Pty. Ltd. borrowed an additional $915,000 on its collateralized loan from the South Australian Minister for Primary Industries bearing interest at an annual rate of 11%. As of September 30, 1996, the Company had outstanding draws on this loan totaling $1,175,000.

In September 1996, the Company repaid a $500,000 principal amount promissory note due to Lakewood Partners along with accrued interest to date.

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

GENERAL

         Since its inception, Therapeutic Antibodies Inc. ("TAb" or the "Company") has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. Since inception the Company's revenues have been from contract agreements with corporate partners, product sales, grant income, interest income, and insurance and value added tax recoveries. Net losses have been incurred each year since its inception and the Company does not expect to realize positive cash flow from operations during the next year due to continued spending on research, product development and increasing requirements for process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. To fund these activities, the Company conducted additional financings in the first nine months of 1996. See "Liquidity and Capital Resources."

         The Company conducts its operations from its headquarters in the United States and through subsidiaries located in the United Kingdom, Australia and New Zealand. International operations are primarily located in the United Kingdom.

         Phase IIa clinical trials of CytoTAb(TM) for Sepsis have recently been completed and the Company anticipates that the results of this study will be released soon after this report is filed.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Revenues for the third quarter ended September 30, 1996, increased by 132% to $824,000 from $355,000 for the third quarter ended September 30, 1995. The increase in sales and contract revenue of 43% to $324,000 from $226,000 is due to $173,000 in revenue from the Company's contractual agreement related to the production of EchiTAb(TM). Interest income increased in the third quarter to $294,000 from $18,000 due to additional cash holdings from the proceeds of the initial public offering ("the UK Placement"). The proceeds were denominated in British pounds, a portion of which was converted to U.S. dollars and the remainder left in pounds. Therefore, foreign currency gains attributable to the favorable exchange rates contributed to an increase in other income of 95% to $195,000 from $100,000 for the third quarter ended September 30, 1996.

         Total expenses increased in the third quarter of 1996 by 50% to $4,449,000 from $2,971,000 in the third quarter of 1995. The Company recorded $165,000 as cost of sales and contract revenue during the third quarter of 1996 in relation to the Company's Nigerian EchiTAb(TM) contract, which resulted in a total increase in cost of sales and contract revenue of 1336% to $210,000 from $15,000 in third quarter of 1995. Research and development expenses increased in the third quarter of 1996 by 56% to $2,665,000 from $1,713,000 in the third quarter of 1995. This is largely a result of the progression to advanced levels of clinical trials of CytoTAb(TM) for Sepsis and CroTAb(TM) as well as increased clinical trial activity for DigiTAb(TM) and CytoTAb(TM) for malaria. The associated clinical and regulatory activities have created the need for additional personnel and the associated costs as well as additional clinical product supplies. Management expects that research and development expenses will continue to increase in the remaining quarter of 1996 as the Company's current clinical trials progress.

         General and administrative expenses increased in the third quarter of 1996 by 37% to $697,000 from $510,000 in the third quarter of 1995. The increase is attributable to the hiring of new personnel in 1996 and the additional associated costs required to support the expanding activities of the subsidiaries.

         Marketing and distribution expenses in the third quarter of 1996 decreased by 48% to $76,000 compared to $147,000 in the third quarter of 1995 due to a reduction in personnel and related salary expenses. It is expected that the marketing department will hire additional personnel during the last quarter of 1996 and in 1997.

         Depreciation and amortization expense in the third quarter of 1996 increased by 16% to $374,000 from $321,000 compared to the third quarter of 1995. This increase is the result of the initial depreciation of the $4,000,000 capital expenditure relating to the expansion of the Welsh production facility which was placed in service in December 1995.

         Interest expense in the third quarter of 1996 increased by 62% to $427,000 from $263,000 in the third quarter of 1995 as a result of increased borrowing by the Company to fund working capital and operations, including the issuance of $5,305,000 principal amount of the Company's 6% Convertible Notes (the "6% Notes") in the fourth quarter of 1995 and $5,000,000 principal amount of its 15% Subordinated Promissory Notes (the "15% Notes") in the second quarter of 1996. The Company repaid $4,250,000 of its 15% Notes from the proceeds of the UK placement. See "Liquidity and Capital Resources".

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         TAb's revenues for the first nine months of 1996 increased by 87% to $1,215,000 from $649,000 for the same period of 1995. During the nine months ended September 30, 1996, the Company received approximately $100,000 more in contract revenue over the amount received in the nine months ended September 30, 1995, which increase was attributable primarily to the Company's Nigerian EchiTAb(TM) contract. Interest income in the nine months ended September 30, 1996, increased 340% to $327,000 from $74,000 due to additional cash holdings from the proceeds of the UK Placement. Foreign currency gains attributable to favorable currency exchange rates between the British pound and the US dollar produced an increase of 117% to $232,000 from $107,000 in other income. Grant income for the nine months ended September 30, 1995, increased by 263% to $108,000 from $30,000 in the nine months ended September 30, 1995. In June 1996 the Company received a $79,000 grant from the Economic Development Authority of the Government of South Australia to assist the Company with the expansion of its Australian operations.

         Expenses for the first three quarters of 1996 increased by 67% to $11,905,000 from $7,115,000 for the same period in 1995. The Company recorded approximately $165,000 as cost of sales during the third quarter of 1996 in relation to the EchiTAb(TM) contract. Thus, cost of sales and contract revenue increased 721% to $266,000 from $32,000 in the third quarter of 1995. Research and development expenses during the same periods increased by 62% to $6,837,000 from $4,215,000 as a result of increased clinical trial activities for DigiTAb(TM) and CytoTAb(TM) for malaria as well as the progression through the more advanced trial phases for CytoTAb(TM) for Sepsis and CroTAb(TM). These costs are related to manufacturing TAb's products for clinical trials, conducting clinical trials and ensuring that the necessary quality control and assurance procedures are in place. The cost of regulatory compliance has also increased as the Company's products advance through the development stages. Additionally, the Australian production facility has increased the number of sheep in its flock at the end of September 30, 1996 compared to September 30, 1995 to meet the need for increased serum requirements for the clinical trials.

         General and administrative expenses for the first three quarters of 1996 increased by 34% to $1,645,000 from $1,226,000 for the first three quarters of 1995. This increase relates primarily to expanded staffing and related overhead expenses by the expanding foreign subsidiaries.

         Marketing and distribution expenses decreased in the first three quarters of 1996 by 36% to $245,000 from $381,000 in the first three quarters of 1995 due to a reduction in marketing salary expenses. It is expected that the marketing department will hire additional personnel during the last quarter of 1996 and 1997.

         Depreciation and amortization expense in the nine month period ended September 30, 1996, increased by 52% to $1,076,000 from $707,000 compared to the nine month period ended September 30, 1995. This increase is the result of the initial depreciation of the $4,000,000 capital expenditure relating to the expansion of the Welsh production facility, which was placed in service in December 1995.

         Interest expense in the first three quarters of 1996 increased by 88% to $1,035,000 from $550,000 in the first three quarters of 1995 due to increased borrowings by the Company including the issuance of the 6% and 15% Notes. The Company repaid certain of its debt obligations in the third quarter of 1996 and, therefore, expects interest expense to decrease during the last quarter of 1996.

         In the first quarter of 1996, the Company recorded a one-time debt conversion expense of $801,597, relating to the conversion of an aggregate of $2,565,105 of principal and interest on the Company's 6% Notes into shares of Common Stock, which represents the difference between the stated conversion price on the debt of $8.00 per share and the actual conversion price of $5.50.

         The Company's net loss for the first nine months of 1996, was $10,690,000 compared to a net loss of $6,466,000 for the first nine months of 1995. This increase was due to the one-time debt conversion expense and the other increased expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, TAb has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, research and development, clinical testing and to meet TAb's increased working capital needs in connection with such activities. Management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Future capital requirements will depend on numerous factors, including the progress of its research programs and clinical trials, the development of regulatory submissions, the commercial viability of the Company's products, the development of sales, distribution and marketing capabilities, and the terms of any new licensing arrangements. Financing for the Company's operating and capital requirements historically has been provided by the sale of equity, convertible debt and through other financings.

         At September 30, 1996, the Company had cash and cash equivalents totaling $24,381,000. The Company's net cash used in operating activities during the nine months ended September 30, 1996, totaled $8,764,000, an increase of 50% from the nine months ended September 30, 1995. Capital expenditures of $2,210,000 in the first nine months of 1996 related primarily to the expansion of the Company's production facilities in Australia and Wales. TAb has accelerated the expansion of its initial production facility in Australia and has increased the total planned capital expenditures at such facility to $1,600,000 from the original $750,000. These capital expenditures will be funded through a loan from the South Australian Minister for Primary Industries (discussed below).

         On July 23, 1996, the Company completed an initial public offering of 4,190,477 shares of its Common Stock on the London Stock Exchange at (pound)5.25 ($8.14) per share raising total proceeds of (pound)22,000,000 ($34,100,000). The offering raised gross and net proceeds of approximately $34,000,000 and $30,360,000, respectively, of which approximately $4,750,000 was used to repay the Company's 15% Notes and certain other indebtedness. The remainder of the net proceeds will be utilized to fund working capital, operations and capital expenditures.

         During the nine months ended September 30, 1996, TAb Australia Pty. Ltd., the Company's Australian operating subsidiary ("TAb Australia"), made a $915,000 draw on its collateralized loan from the South Australian Minister for Primary Industries. Under this loan agreement, TAb Australia may draw up to $1,580,000 to assist with construction and equipping of buildings at its Turretfield location in South Australia. In the third quarter of 1996, the South Australian Minister for Primary Industries agreed to increase this loan from $1,180,000 to $1,580,000. The loan bears interest at an annual rate of 11%, payable annually. Principal is to be repaid in ten equal annual installments. As of September 30, 1996, the Company had outstanding draws of $1,175,000 on this loan.

         In June 1996, the Company completed a private placement of $5,000,000 principal amount of the Company's 15% Subordinated Promissory Notes due May 1, 1997 (the "15% Notes"), of which $4,250,000 were purchased for cash and $750,000 were issued upon conversion of indebtedness. Each $250,000 unit of the 15% Notes was accompanied by a Stock Purchase Warrant to purchase 18,000 shares of Common Stock at $8.00 per share. Warrants to purchase 360,000 shares of Common Stock were issued in connection with the 15% Notes. On August 24, 1996, the Company redeemed, for cash, $4,250,000 principal amount of the 15% Notes and accrued interest thereon.

         In April 1996, Martin S. Brown loaned $1,000,000 to the Company in exchange for a short-term unsecured note bearing interest at an annual rate of 12%. In May 1996, Mr. Brown converted $750,000 principal of the 12% note into an equal principal amount of the Company's 15% Notes. The $250,000 principal balance on the 12% note was payable in full, together with accrued interest, on August 18, 1996. Mr. Brown has agreed to extend both of these debt obligations through the end of 1998.

         In September 1996, the Company repaid in full the outstanding $500,000 principal amount of a promissory note due to Lakewood Partners along with $3,400 accrued interest thereon.

                                     PART II

                                OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         (a)               Exhibits

         Exhibit

         Number            Description of Exhibits

         ------            -----------------------

         10.1              Placing Agreement, dated July 15, 1996, between the
                           Company, Polyclonal Antibodies Limited, TAb Wales
                           Limited, TAb London Limited, the Directors named in the agreement and

                           The British Linen Bank Limited

         10.2              Agistment Agreement, dated August 29, 1996, between Martindale Holdings Pty Ltd. and TAb
                           Australia Pty Ltd.

         11.1              Statement re: computation of per share earnings

         27                Financial Data Schedule (SEC use only)

         (b)               Reports on Form 8-K.


         The Company has not filed any Current Reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1996                    /s/ Martin S. Brown
                                        -------------------------------
                                        Martin S. Brown
                                        Chairman of the Board
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: November 14, 1996                   /s/ Robert D. Brown
                                        ------------------------------
                                        Robert D. Brown, CPA
                                        Vice President Accounting & Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number                  Description of Exhibits                                                            Page
------                  -----------------------                                                            ----

10.1     --             Placing Agreement, dated July 15, 1996, among the Company, Polyclonal Antibodies
                        Limited, TAb Wales Limited, TAb London Limited, the Directors named in the agreement and The British Linen Bank Limited

10.2                    Agistment Agreement, dated August 29, 1996, between Martindale Holdings Pty Ltd. and TAb
                        Australia Pty Ltd.

11.1     --             Statement re: computation of per share earnings

27       --             Financial Data Schedule (SEC use only)