Form 10-K
period 1996-12-31
THERAPEUTIC ANTIBODIES INC /DE
filed 1997-03-31
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

(Mark One)
    [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996, or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                      to          .
                                                       ----------    ---------

                   COMMISSION FILE NO.:            0-25978
                                                -------------

                          THERAPEUTIC ANTIBODIES INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                DELAWARE                                       62-1212485
  -------------------------------------                    -------------------
     (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

    1207 17TH AVENUE SOUTH, SUITE 103
          NASHVILLE, TENNESSEE                                    37212
----------------------------------------                   -------------------
(Address of Principal Executive Offices)                       (Zip Code)

  Registrant's telephone number, including area code:          (615) 327-1027
                                                           -------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Each Class                                       on Which Registered
-------------------                                     ----------------------
       None                                                       None

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK;  PAR VALUE $.001 PER SHARE
                    ----------------------------------------
                                (TITLE OF CLASS)

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

                 YES  X            NO
                     ---              ---

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                 The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates on March 14, 1997 ($6.17 per share), was $108,795. As of March 14, 1997, the registrant's had outstanding 22,371,692 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of Part III hereof are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997. Certain exhibits listed in Part IV hereof are incorporated by reference to the following documents previously filed by the Registrant with the Commission: Registration Statement on Form 10, filed on May 1, 1995; Quarterly Report on Form 10-Q for the period ended September 30, 1995; Quarterly Report on Form 10-Q for the period ended March 31, 1996; Quarterly Report on Form 10-Q for the period ended June 30, 1996; Quarterly Report on Form 10-Q for the period ended September 30, 1996; Proxy Statement relating to the Special Meeting of Shareholders held on July 5, 1996.


                               TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
                                                          PART I
ITEM
----
 1.            Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

 2.            Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

 3.            Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

 4.            Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . 21


                                                         PART II

 5.            Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . 22

 6.            Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

 7.            Management's Discussions and Analysis of Financial Condition and Results of Operations . 24

 8.            Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . 29

 9.            Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 49


                                                         PART III

10.            Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . 50

11.            Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 50

12.            Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . 50

13.            Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . 50


                                                         PART IV

14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . 51

15.            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 55

                                                         EXHIBITS

                                     PART I
ITEM 1.          BUSINESS

GENERAL

                 Therapeutic Antibodies Inc. ("TAb" or the "Company"), is a development stage biopharmaceutical company specializing in the preparation of polyclonal antibodies for the treatment of disease. Headquartered in Nashville, Tennessee, with operations in the United States, the United Kingdom, Australia and New Zealand, TAb is developing and producing a line of antibody products designed primarily to treat life-threatening medical conditions for which there currently are no satisfactory therapies.

                 The Company was incorporated in Delaware in 1984. The Company was co-founded in 1984 by Professors John Landon and Tim Chard and Dr. Harry Browne. Both Professors Landon and Chard have been active in the development of antibodies for diagnostic purposes and the development of immunoassays.
Each formerly chaired a department at St. Bartholomew's and the Royal London School of Medicine and Dentistry in London, and both have published numerous articles relating to antibody/antigen interaction and detection. Since 1984, the Company has affiliated itself with scientists at academic institutions in the United States, Europe, Australia, New Zealand and Africa, to assist in the research, testing and development of new antibody products. See "Item 1 - Principal Licensing and Other Collaborative Arrangements."

                 TAb has developed systems for the production and purification of a new generation of polyclonal antibodies that management believes can produce suitable therapies for neutralizing a variety of toxins, including certain venoms, cytokines and drugs. Some of TAb's innovations include the preparation of unique immunogens, the purification of specific antibodies and the digestion of antibodies into fragments. Management believes that these capabilities enable TAb to produce a broad range of specific antibodies that are safer and more effective than the antibody products currently available. The Company's antibody products are in various stages of development, ranging from preclinical testing to manufacturing and distribution.

                 TAb's executive offices are located in Nashville, Tennessee, in the vicinity of the Vanderbilt University Medical Center. Research, production and testing operations are conducted through the Company's subsidiaries. The Company operates its research and development laboratories through TAb London Ltd. ("TAb London"), one of its United Kingdom subsidiaries, including pilot production facilities at St. Bartholomew's and the Royal London School of Medicine and Dentistry in London, England. The Company's antibody production operations are situated in both Dyfed, Wales and Adelaide, Australia. These operations are conducted through TAb Wales Ltd.("TAb Wales"), Polyclonal Antibodies Ltd. ("PAL"), which the Company acquired in 1992, and TAb Australia Pty. Ltd. See "Item 2 - Properties."

THE INDUSTRY

                 The biotechnology/biopharmaceutical industry is considered a segment of the pharmaceutical industry. Management believes that advances in biotechnology research will contribute to the development of new pharmaceutical products. In the past decade medicine has benefited from advances in immunology through the use of antibodies for diagnostic purposes, to detect the presence of a variety of substances in the body. Antibodies are used for diagnostic purposes to measure various hormones, cancer markers, drugs and other materials in patient blood samples. An example of a commercial application of diagnostic antibody technology is the home pregnancy test kit, which uses antibodies to detect a pregnancy-associated hormone in samples of urine.

                 In addition to diagnostic applications, research has begun to focus on the therapeutic applications of antibodies, which can be used for the treatment of numerous toxic conditions including envenomation, drug overdose and infectious disease. Although one of the Company's subsidiaries produces and sells small amounts of animal antisera that is used for diagnostic purposes, TAb's primary focus is on the production of antibodies for therapeutic purposes.


TECHNOLOGY AND PRODUCTION

                 The human immune system is part of the body's protection against invasion by infectious agents such as viruses, bacteria and parasites. It acts in two main ways. One involves the direct action of certain white cells in blood and lymph glands; the other results in the production by a distinct class of white blood cells of polyclonal antibodies. Antibodies, which are a class of protein, act by binding to part of the target molecule referred to as the antigen or epitope. The reaction is usually highly specific to a particular combination of epitope and antibody, often likened to a lock and key. When the target molecule is large, it may have a number of different epitopes. Each different epitope may bind to a different population of antibodies and binding of an antibody to one or more epitopes can neutralize the biological activities of that molecule, including its toxic activities.

                 Manipulation of the immune system for therapeutic purposes has been practiced for more than two centuries, for example vaccines against smallpox, diphtheria and tetanus. The traditional method is active immunization, where the person is vaccinated with all or part of the target molecule. The person's immune system then produces antibodies against the target molecule. Alternatively, in passive immunization, an animal is injected with the target molecule and the resulting antibodies are then extracted, purified and modified for injection into humans.

                 There are two types of antibodies. The first, at the heart of TAb's technology, is polyclonal antibodies, which contain a variety of antibodies directed to different epitopes on the target molecule. The second type is monoclonal antibodies consisting of a population of identical antibodies all directed to a single epitope.

                 Management believes that the combination of the following factors differentiates TAb from its competitors, whether conventional pharmaceutical companies or others developing antibody therapies:

                 -        the use of polyclonal antibodies;

                 -        the use of sheep to produce polyclonal antibodies;

                 -        the production of fragments of polyclonal antibodies;
                          and

                 - production systems common to TAb's existing and proposed products.

                 These factors are described in more detail in the following sections.

                 POLYCLONAL ANTIBODIES.    TAb's management has focused the
Company's development resources on polyclonal antibodies. The Directors believe that these are effective for many therapeutic applications in humans, where many clinically significant target molecules have multiple epitopes and are therefore more effectively neutralized by polyclonal antibodies.

                 Management believes that, unlike TAb, most immunotherapy companies in recent years have focused on monoclonal antibodies. The characteristics of monoclonal antibodies provide certain advantages in laboratory testing or immunoassays, in that they are very selective and offer specificity to a particular epitope. However, to date, Management is aware of only a limited number of monoclonal products that have been approved by any regulatory authorities for commercial therapeutic purposes and there is growing awareness among researchers and clinicians of the need for a more broader acting preparation for many therapeutic clinical uses. The directors believe that processed and purified polyclonal antibodies currently have several advantages over monoclonals in that polyclonals:

                 - bind multiple sites, resulting in greater neutralization of toxic molecules;

                 -        usually bind more strongly;

                 - are often more robust and can therefore better withstand the fragmentation and purification process; and

                 -        can generally be developed at less expense.


                 PRODUCTION OF ANTIBODIES FROM SHEEP.   TAb uses sheep for the
production of its polyclonal antibodies. The Directors have selected sheep because of the substantial amounts of high affinity, specific antibodies which they can produce. Sheep antibody based products also have a proven safety record when used therapeutically in patients because side effects resulting from immunogenicity and allergenicity are relatively limited. Sheep are also easy to handle, inexpensive to purchase and maintain and are available in large numbers worldwide.

                 Until recently, horses have been the most widely used source of such antibodies, but the levels of specific polyclonal antibodies attained in equine antisera are usually low, because they have been affinity purified. They have also been less than satisfactory for human treatment because their use is associated with a high incidence of side effects.

                 TAb supplies all of the antisera required for the production of its antibody products from its own flocks of sheep from two widely separated geographical areas (Wales and Australia). Currently, Polyclonal Antibodies, Ltd. ("PAL"), TAb's subsidiary based in Wales, farms approximately 250 acres of pasture land with approximately 2,000 sheep. In addition, TAb has a flock of approximately 3,850 sheep at the Turretfield Research Centre near Adelaide in
Australia, where TAb's facility is located and in adjacent properties.    All
animal handling procedures are subject to stringent regulations with which TAb complies, including the Animals (Scientific Procedures) Act 1986 in the United Kingdom and those stipulated by Ethics Committees in the Southern Hemisphere.

                 The Directors' decision to expand TAb's activities into the Southern Hemisphere has two key advantages: it affords TAb a second and geographically remote source of antisera for all TAb's products in the event of disruption to production in Wales; and it provides access to less expensive and larger numbers of sheep.

                 In addition, due to the European Commission ban on the trade in British beef, public attention has focused on transmissible neurodegenerative diseases associated with British livestock. A similar disease has existed for many centuries in sheep. All TAb products are manufactured from sheep serum. However, serum, the raw material for manufacture, has been classified as containing "no detectable infectivity" by the Working Party on Immunological Medicinal Products set up by the Commission of the European Communities. Additionally, TAb sheep have always been sourced from closed flocks, certified to be free of scrapie by an independent veterinary surgeon.

                 ANTIBODY FRAGMENTS.   An antibody can be divided into two
identical components known as the antibody binding Fab fragments and an additional Fc fragment. Each Fab fragment has a binding site which attaches to a specific epitope on the target molecule in order to neutralize its toxic effects. The Fc is potentially harmful and can cause hypersensitivity and other side effects.

                 TAb separates and discards the potentially harmful Fc fragment and obtains the two beneficial Fab fragments, unimpaired in their ability to bind and neutralize the target molecule. Most other immunotherapy companies applying similar technology have used intact antibodies, or have used the enzyme pepsin which yields the larger F(ab')2 fragment. The latter comprises two Fab fragments joined together, but without the harmful Fc fragment. Fab fragment products are less likely to cause hypersensitivity and other side effects than intact antibodies or F(ab')2 fragment products. Furthermore, their small size ensures that the Fab fragment products are rapidly and evenly distributed throughout the body. This means that, following injection, they are expected to quickly reach the various tissues where a target molecule may be causing toxic effects. In addition, their small size allows excess unbound antibody and antibodies bound to small toxic molecules to be excreted more efficiently by the kidneys.

                 Any foreign protein, including an antibody of animal origin, will induce an immune response if injected into a patient. Severe side-effects such as anaphalatic death were common when passive immunization was first introduced at the end of the last century for the treatment of diphtheria and tetanus. This was due to the fact that unprocessed and unpurified equine serum containing highly allergic proteins were injected. Furthermore, large volumes of such sera were administered, giving rise to a serious delayed complication known as serum sickness. The incidence and severity of side-effects were reduced significantly by separating antibodies from most of the contaminating proteins. The incidence of harmful effects was further reduced by the use of enzymatic cleavage to prepare the larger F(ab')2 based products. Removal of the Fc fragment prevented the binding and activation of various blood cells. TAb uses the more advanced papain enzyme technology to produce Fab fragments which are less likely to cause side-effects than either intact antibodies or F(ab')2. Being smaller, the Fab is less immunogenic and only has a single binding site. Therefore, it cannot form potentially harmful large, cross linked, immune complexes.

                 COMMON PRODUCTION PROCESS. All TAb products are prepared using a very similar series of manufacturing steps. The common technology has enabled TAb to develop a number of new products in a relatively short time.

                 Products for pre-clinical and clinical trials have been prepared primarily in TAb's pilot production site at St. Bartholomew's and the Royal London School of Medicine and Dentistry in London. Once a new product has completed its trials, a product transfer and development group is responsible for moving manufacture to Wales and preparing for commercial production. TAb completed construction of a new, custom built 20,000 sq. ft. manufacturing plant at its facility in Wales in 1995. Internal validation by the Company is nearly complete and the plant awaits inspection and approval by the FDA and MCA for commercial use. Management believes that the production facilities will meet regulatory requirements. TAb's Australian facility has serum processing capability with Therapeutic Goods Administration approval and currently provides antisera to the manufacturing plant in Wales. It is expected that, in the longer term, further production capacity will be needed. Management currently believes that such facilities are likely to be established in Australia, although this matter will be reviewed in the future.

                 TAb's production process can be separated into three stages:

                 - First, immunogens, which in some cases are patentable, are created. These, together with the immunization techniques developed by TAb, are produced in order to generate high yields of antibodies from sheep. Once suitable levels of high affinity antibodies have been obtained, collection of antisera commences on a monthly basis.

                 - Secondly, contaminating serum proteins are removed and the remaining proteins are then subjected to controlled enzymatic cleavage with papain to produce Fab fragments.

                 - Thirdly, chromatography is used to purify Fab fragments specific to the target molecule, thus reducing the amounts of foreign protein to a minimum.

PRODUCTS


                 TAb is concentrating on a portfolio of products in three development programs with a view to balancing development risk and market potential. The three programs are the Antivenom Program, the Anti-Drug Program and the Anti-Cytokine Program.

                 ANTIVENOM PROGRAM.   It is estimated that close to 1,000,000
people worldwide are bitten each year by poisonous snakes, resulting in as many as 100,000 deaths. In addition, there are large numbers of scorpion and spider envenomations in North America and many other countries each year. It is one of TAb's objectives to become the leading producer of antivenoms worldwide. TAb has developed its first antivenoms to treat snakebites in North America, Europe, Western Africa, Southeast Asia and Australia. Management believes that there is an unsatisfied demand for safe and effective antivenom products.

                 ViperaTAb(TM). TAb has developed ViperaTAb(TM) for treating poisonous bites by the European common adder, Vipera berus, and has entered into an agreement with Swedish Orphan, a pharmaceutical marketing company, to market this product in Scandinavia. In 1991, preclinical testing conducted on behalf of TAb at the Liverpool School of Tropical Medicine indicated that ViperaTAb(TM) was nearly 10 times more effective on a weight for weight basis than an equine derived antivenom available in Northern Europe. Clinical trials were completed in 1994. ViperaTAb(TM) was approved by the regulatory authorities in Sweden and Norway in 1994, and Finland in 1995, for use in those countries on a named patient basis. The Company commenced commercial distribution of ViperaTAb(TM) in Scandinavia in 1995.

                 TAb's patent attorneys are currently advising TAb on a European antivenom patent application that, if granted, may have an impact on TAb's activities. TAb's Management believes that this European patent application will not affect the commercial exploitation of ViperaTAb(TM).

                 CroTAb(R). TAb's Crotalid ("rattlesnake") antivenom project was carried out in collaboration with scientists at the University of Arizona, USA. Preclinical tests performed on behalf of TAb at the University of Arizona indicated that the antivenom tested was demonstrated on average, to be 5 times more effective than the then existing equine derived antivenom. The Company filed an IND application with the FDA in 1992 and in 1993 was awarded an FDA grant to assist in the funding of clinical studies of CroTAb(R), which began in 1993. CroTAb(R) has been granted orphan drug status by the FDA which provides certain development, registration and marketing incentives. See "Business -
Government Regulation."   Phase II/III clinical studies with this product were
completed in 1996.

                 EchiTAb(TM). TAb has developed EchiTAb as an antivenom against the West African carpet viper, Echis ocellatus. TAb has entered into an agreement with the Federal Ministry of Health on behalf of the Nigerian Government under which the Nigerian Government has contributed to the costs of development and clinical trials of EchiTAb(TM).

                 PulchellaTAb(TM) and BrownTAb(TM). TAb has also completed initial clinical testing on PulchellaTAb(TM), an antivenom for the Sri Lankan Daboia russelli pulchella snake ("Russell's viper"). TAb has also entered into an agreement with FH Faulding to market PulchellaTAb(TM) in certain countries after completion of clinical trials, if it receives the necessary marketing approvals from regulatory authorities. TAb is currently preparing an application to conduct clinical testing of BrownTAb, an antivenom for the Brown snake species, which is expected to be marketed by CSL.

                 Other Antivenoms. TAb has several other snake, spider and scorpion products under development.

                 ANTI-DRUG PROGRAM.   DigiTAb(TM)  TAb has developed
DigiTAb(TM) for treating digoxin intoxication. Digoxin is a prescription drug which is used to treat certain cardiac conditions on a long-term support basis. It is the most commonly prescribed form of digitalis which has been in use worldwide for many years. However, digoxin has a narrow therapeutic range and can cause life-threatening toxicity when taken in excess. It is estimated that 12,000 cases of severe digoxin toxicity occur annually, with the majority of these in the United States.

                 In 1986, a major multi-national pharmaceutical company introduced a specific sheep derived polyclonal antibody product (using papain cleavage) to treat life-threatening digoxin intoxication. DigiTAb(TM) will therefore be competing directly with an established product in this market.

                 TAb has completed research and development and preclinical testing of DigiTAb(TM). The Federal Food and Drug Administration ("FDA") has accepted TAb's application for IND status and TAb is initiating Phase II/III clinical testing of DigiTAb(TM) in both Europe and the United States.

                 TriTAb(TM) TAb is developing TriTAb(TM) to treat tricyclic antidepressant ("TCA") toxicity. This class of drugs is one of the main causes
of poisoning by drug overdose in Europe and the United States.   TCAs are a
family of structurally related compounds used in the treatment of severe clinical depression. Despite the recent introduction of safer non-TCA antidepressant drugs, TCAs as a group, continue to hold a large share of the antidepressant market. Typically these drugs are generic and their patents have expired. Consequently, TCAs are much less expensive than the newer non-TCA antidepressants. For this reason, Management believes that TCA therapy is likely to remain in clinical use for some time. In addition, they may exert a better clinical response in some severe forms of depression.

                 Toxic side effects of TCA drugs are relatively common and the incidence of toxicity has been estimated to run as high as 5 percent. The most severe side effects of TCA affect the heart, necessitating prolonged intensive care treatment, and can ultimately be fatal. At present, no specific antidote for TCA poisoning is available. However, TAb has developed an antibody treatment for TCA toxicity which the Company's preclinical tests demonstrated to be effective in reversing TCA toxicity.

                 TAb is targeting the treatment of TCA toxicity victims admitted to hospital emergency rooms with symptoms of serious toxicity. It is estimated that such cases total 60,000 per year in Europe and the United States.

                 The Company has satisfactorily completed all preclinical testing of TriTAb(TM) and intends to file an application to initiate clinical studies in 1997. The Directors are not aware of any other competitive commercial efforts in this field.

                 ANTI-CYTOKINE PROGRAM.    CytoTAb(TM) - Sepsis.   Sepsis
Syndrome is a name given to a spectrum of disorders caused by the body's exaggerated response to infection or injury and is triggered by a wide variety of bacterial, viral and fungal organisms. The three defining conditions for sepsis are a site or source of inflammation, abnormal vital signs and a failure of one or more major organ systems, typically the respiratory system (lungs), central nervous system, cardiovascular system or the excretory system (kidneys). Immune suppression, invasive procedures, trauma or surgery are the usual factors that allow bacteria or their toxic products to enter the bloodstream.

                 An estimated 800,000 to 900,000 patients suffer with Sepsis Syndrome each year in Europe and the United States alone and there is a fatality rate ranging from 20 to 60 percent, depending on severity. The current clinical management of Sepsis Syndrome is expensive, often involving intensive care measures, mechanical ventilation, hemodialysis, nutritional support and a variety of antibiotics. Furthermore, none of these interventions has significantly decreased mortality rates, despite over 15 years of intensive research.

                 A number of companies have been actively pursuing the commercial development of antibody products to treat Sepsis Syndrome. TAb's Management believes that all have adopted monoclonal technology, some with a view to neutralizing endotoxins which often initiate the body's inflammatory response to infection, while others have introduced antibodies to target cytokines such as tumor necrosis factor (TNF), which act as mediators of Sepsis Syndrome. Management is aware of monoclonal antibody products intended to treat Sepsis Syndrome that have encountered problems in the testing stage and some that have been withdrawn from clinical trials.

                 Through its sepsis program TAb has developed a line of polyclonal antibody products to target the inflammatory cytokines that act as mediators to Sepsis Syndrome. Management is not aware of any other company which has used or is using polyclonal antibodies for Sepsis Syndrome.

                 TAb has completed a number of preclinical tests with its first product in this program, CytoTAb(TM), which is directed against TNF. The results of the Company's preclinical tests indicated statistically significant neutralization of the TNF. The FDA has accepted the Company's IND application for this product.

                 In 1993, an opportunity arose to test TAb's anti-TNF antibody in a model of human sepsis using a study designed by scientists from the University of Oxford. This model involved Louse-Borne Relapsing Fever ("LBRF"), which is a serious medical problem in Ethiopia; mortality in untreated patients has exceeded 50 percent in some epidemics. The current treatment for LBRF, while effective, is associated with a predictable pattern of side-effects, some of which are life-threatening and appear closely to resemble classic Sepsis Syndrome. TAb's first study consisted of a randomized, double blind, placebo controlled trial of TAb's anti-TNF antibody carried out in 49 patients with LBRF in Ethiopia. Subsequent studies have taken place in Ethiopia on over 90 patients. The results provide evidence that TAb's antibody product suppresses cytokine activity as seen in LBRF patients and were published in The New England Journal of Medicine in August of 1996. To the best of Management's' knowledge, this is the first time a human study of an anti-cytokine antibody has provided such successful results.

                 In 1995, the Company entered into an agreement with scientists at Vanderbilt University Medical Center ("Vanderbilt") to coordinate initial United States clinical trials of the CytoTAb(TM) product. These trials commenced in April 1995. Vanderbilt has extensive experience in testing the impact of interventions on endotoxemia, and has studied a variety of proposed antibody products in both in vivo and in vitro models. In a Phase I study a total of 25 patients meeting criteria for severe sepsis have been treated with one of several doses of CytoTAb(TM). The results indicated that the antibody binds to its target (TNF) with high affinity. The various doses were well tolerated with no significant hypersensitivity reactions or episodes of immune complex disease. The antibody was rapidly distributed. The Company has recently concluded a Phase II clinical study in several United States centers and has published the results. The Phase II study provided data on safety and dose ranging to be used in designing further trials.

                 The mechanisms of inflammation in sepsis are common to many immune and infectious diseases, and the Directors anticipate that these anti-cytokine antibodies may also have applications in other diseases.


                 CytoTAb(TM) - Jarisch-Herxheimer Reaction (JHR). The Jarisch-Herxheimer Reaction occurs in some patients who have received antibiotics to treat an infection and can be fatal. The antibiotic kills the infecting organism which breaks up. The fragments of the organism cause a massive response involving a cascade of cytokine release which leads to a high temperature and rapid pulse.

                 JHR is a model system for sepsis, but it is also an indication in its own right. Variations of JHR occur throughout the world including Europe and the United States. Four such examples are Louse-Borne Relapsing Fever in Ethiopia, Tick-Borne Relapsing Fever, Secondary Syphilis, and Lyme Disease in the United States.

                 TAb plans to carry out Phase III trials in JHR under full Good Clinical Practice (GCP) with a view to submitting a product license application in the United States and possibly Europe for CytoTAb(TM) for JHR.

                 CytoTAb(TM) - Transplantation. Many kidney transplant patients suffer acute rejection episodes which are sometimes treated with a monoclonal antibody. This treatment may itself be associated with side effects which are believed to be connected with the release of TNF. TAb is investigating the use of CytoTAb(TM) to prevent and treat such side effects.
It is expected that trials will commence at general medical centers in the United States later in 1997.

                 CytoTAb(TM) - Cerebral Malaria. Severe cerebral malaria is associated with elevated concentrations of TNF. The recurring exacerbations of fever and other severe symptoms and signs of cerebral malaria represent a form of sepsis. TAb is investigating the use of CytoTAb(TM) in mitigating the morbidity and mortality of severe cerebral malaria, and the possible complications of cerebral malaria treatment. The Company's Pilot study for this indication finished in Thailand during the first quarter of 1997.

                 TAb's position in relation to CytoTAb(TM) may be affected by two European patents. Opposition to these patents has been filed by TAb and others on various general and specific grounds including lack of patentability. If valid as granted, these European patents could be used to attempt to limit TAb's freedom to use anti-TNF antibodies, and therefore TAb's ability to market CytoTAb(TM) in certain European countries. TAb's Management does not believe that the existence of these European patents will prevent TAb from achieving the successful commercial exploitation of CytoTAb(TM). TAb has itself applied for specific patents covering the use of Fab fragments of anti-TNF antibodies, and the techniques for its preparation.


PRINCIPAL LICENSING AND OTHER COLLABORATIVE ARRANGEMENTS


                 For certain product candidates, the Company has secured, or will in the future pursue, some form of collaborative agreement as the preferred arrangement for bringing its products to market. Abundant precedents exist within the industry for such alliances. Typically, the biotechnology company handles development while a collaborator provides funding and regulatory assistance, and takes responsibility for marketing and distribution of the product.

                 COLLABORATIVE ARRANGEMENTS

                 The following is a summary of TAb's current agreements:

                 Swedish Orphan. In January 1990 the Company entered into an agreement with Swedish Orphan AB, a Swedish company, appointing them as exclusive sales representative to market ViperaTAb(TM) in certain territories. The agreement was subsequently amended to include certain other antivenoms identified by the Company, and DigiTAb(TM) and TriTAb(TM). The territories are currently Sweden, Norway, Denmark and Finland. Swedish Orphan specializes in the development, regulatory handling, marketing and distribution of niche pharmaceuticals and has arranged for the Karolinska Institute to conduct clinical trials of the products which are a pre-requisite to their registration in Scandinavia. Swedish Orphan receives a commission on sales of the products in the territories. The agreement will continue until December 31, 2002 and thereafter unless terminated by 120 days' notice by either party.

                 Helena Laboratories and Immuno Gen. In April 1993 the Company, TAb Wales and PAL entered into an agreement with Helena Laboratories
(UK) Limited ("Helena") and Immuno Gen International Limited ("Immuno Gen"), appointing Helena and Immuno Gen as worldwide distributor for certain antisera products (other than those developed with a third party) for use solely in diagnostic or research diagnostic purposes.

                 FH Faulding. In September 1995 the Company entered into an exclusive distribution agreement with FH Faulding & Co. Limited, an Australian company, appointing FH Faulding to obtain registration and marketing approvals for certain products and to be exclusive distributor of such products in Australia, New Zealand and such other countries as the Company may agree. The products are PulchellaTAb, DigiTAb(TM) and TriTAb(TM).

                 In October 1996 the Company signed a Clinical Trials and Registration Agreement with FH Faulding, to provide financial support for clinical trials and to seek registration and marketing approvals for CytoTAb(TM) for treatment of cerebral malaria for Thailand and other countries in South East Asia where malaria is a problem.

                 CSL. In February 1997 the Company signed a Clinical Trials, Registration, Manufacturing, and Distribution Agreement with CSL, an Australian company. This agreement makes CSL the exclusive distributor for Brown TAb(TM) in Australia and Papua New Guinea.

                 Federal Ministry of Health of Nigeria. In August 1995 the Company entered into an agreement with the Federal Ministry of Health on behalf of the Nigerian Government under which the Nigerian Government has contributed to the costs of development and clinical trials of EchiTAb(TM), and undertakes to purchase a minimum of 10,000 vials of antivenom. A royalty is payable to the Nigerian Government on sales of EchiTAb(TM) outside Nigeria.


                 ACADEMIC AND CLINICAL AFFILIATIONS

                 A proportion of the Company's research and development and product testing activities are carried out through affiliations and consulting arrangements with clinical research organizations and scientists at academic institutions in the United Kingdom, Scandinavia and North America, including St. Bartholomew's and the Royal London School of Medicine and Dentistry, the Karolinska Institute, the University of Arizona and Vanderbilt University Medical Center. These include arrangements in respect of preclinical and clinical research, consultancy, patents, royalties and facility leases.


PROPRIETARY POSITION

                 COMPETITION

                 ANTIVENOMS. A number of organizations and companies manufacture snake antivenom throughout the world. However, Management believes most are using equine derived products based on older technology. Based on clinical results, Management believes that TAb's antivenom products are, in general, safer and have greater efficacy.

                 There are two main European competitors to TAb's Vipera product. The European Viper Antivenom is an equine derived product made in Croatia by the Zagreb Institute for Immunology. Institut Pasteur, part of Pasteur Merieux Serums & Vaccins, also has an equine derived Vipera antivenom product. Management believes that TAb's product is superior, although both competing products are considerably cheaper. Notwithstanding the price differential, TAb has successfully competed with Institut Pasteur and the Zagreb Institute for Immunology in Sweden where ViperaTAb(TM) currently commands at least 80% of the market.

                 Only one Crotalid antivenom product is currently approved in the United States. There are frequent toxicity problems associated with that product.

                 Equine derived antivenom products with which EchiTAb(TM), PulchellaTAb(TM) and BrownTAb(TM) will compete are produced by, among others, Institut Pasteur and Haffkine BioPharmaceuticals.

                 DIGOXIN ANTIDOTE. TAb has two competitors, one of which is well-established in Europe and the other in the United States. Glaxo Wellcome plc's Digibind(R) is available in the United Kingdom and the United States and Boehringer Mannheim GmbH's Digitalis - Antidot BM(R) is available in Europe. Both of these products are Fab based and derived from sheep polyclonal antibodies. However, Management believes that DigiTAb(TM) could achieve an attractive niche position in this area.

                 TRICYCLIC ANTIDEPRESSANT ANTIDOTE. No specific tricyclic antidepressant antidote exists and TAb's Management does not know of any company conducting research in this area. TAb intends to apply for orphan drug status in the United States which, if granted, will provide seven years of marketing exclusivity. Furthermore, TAb has been granted a United States patent for the key immunogens, the production process, the resultant product and the use of the product to treat tricyclic antidepressant toxicity.

                 SEPSIS SYNDROME TREATMENT. Management expects to encounter significant competition from rival products for Sepsis Syndrome treatment. Many potential competitors are working on a variety of approaches. For example, Xoma Corp. and Centocor, Inc. have both had anti-endotoxin monoclonal antibody preparations to treat septic shock in Phase III clinical trials. However, the results indicated that both these products were of limited value as a treatment for life-threatening septic shock.

                 Celltech Group plc, Chiron Corp., Knoll AG and Centocor, Inc., have developed monoclonal anti-TNF antibodies; Immunex Corp. has developed a TNF receptor; Roche Bioscience has generated a modified TNF receptor product which is in clinical trials. Synergen Inc. has developed IL-1 receptor antagonists; and Cortech, Inc. has tested a bradykinin antagonist.

                 Two monoclonal antibodies to TNF are known to be in advanced clinical development (Phase III) but some clinicians have been disappointed with published results regarding these products and are skeptical about their ultimate success. Management knows of no other polyclonal antibody in development for the treatment of Sepsis Syndrome.

                 Management believes that CytoTAb(TM) has a notable advantage over other products in clinical development in having been the only product so far to have been tested and demonstrated efficacy in a condition similar to Sepsis Syndrome: the Jarisch-Herxheimer Reaction.

                 While potential competitors are abundant in this field of therapy, Management believes that TAb's approach offers greater promise of broad-range efficacy than any other product known to be under development.


                 INTELLECTUAL PROPERTY

                 TAb's policy is to protect and defend the intellectual property associated with its technology and products. TAb seeks patents whenever appropriate. Management also believes that sufficient steps have been taken to ensure that trade secrets such as animal husbandry techniques and processes unique to large-scale production of polyclonal antibodies are protected.

                 TAb has optimized the production and purification of polyclonal antibodies and has developed extensive proprietary knowledge in this area, combining scientific, veterinary and large-volume processing skills. TAb has applied for patents (United States, Europe and elsewhere) which include several key aspects of the relevant techniques; each application is now under review by the relevant patent offices. However, some parts of the process are non-patentable, and TAb has implemented policies and procedures designed to protect proprietary information concerning manufacturing techniques.

                 TAb is pursuing a multinational patent strategy for the protection of intellectual property associated with its technology and products. TAb holds the following patents:

- A United States patent encompassing a broad set of claims in respect of the antidote to poisoning with tricyclic antidepressants.

- A United Kingdom patent on the use of Fab fragments of anti-TNF for the treatment of septic shock.

- A United Kingdom patent on the use of mixed monospecific antivenoms.

- A United States patent on the isolation and purification of antivenoms.

TAb is pursuing the following patent applications:

- Various steps in the production and purification of polyclonal antibodies.

- The superiority of Fab fragments to TNF relative to other antibody fragments or intact antibodies.

- The superiority of Fab fragments to antivenoms relative to other antibody fragments or intact antibodies.

                 There can be no assurance that the Company will receive the requested approval of these pending patent applications.


MARKETING AND RESEARCH AND DEVELOPMENT STRATEGIES

                 MARKETING STRATEGY. Collaboration agreements between large pharmaceutical companies and biotechnology companies are common. The large pharmaceutical companies seek to in-license products which are at an advanced stage of development, providing the pharmaceutical companies with lower risk investments in the development of new pharmaceuticals and access to products outside their core area of research and development expertise. This provides a biotechnology or biopharmaceutical company, such as TAb, with a source of revenue prior to the launch of a product together with access to marketing skills and to an experienced sales force. These agreements typically include an upfront payment on signing the agreement, milestone payments on reaching pre-defined stages in the development program, and royalties payable on sales by the marketing collaborator together with a margin on the supply of product.

                 Management intends to enter into such arrangements for TAb's products. The stage at which TAb will out-license will depend on balancing the market potential of the product with the costs and risks associated with the continuing development program. Except in certain limited circumstances, the Directors do not intend that TAb will establish its own sales force but expect to market its products through alliances with collaborators.

                 Management groups TAb's products in two general categories:

                 Niche Products. These products include the antivenoms and DigiTAb(TM). Niche products serve an acute medical need in a low volume market. Generally, the products have a lower commercial risk as they tend to have lower development costs, shorter lead times and potentially accelerated regulatory review. Management believes that TAb's niche products will be able to show improved safety or efficacy compared with existing products or that they will be able to present a market opportunity in an established market place.

                 Major Market Products. These products include the anti-cytokine products and certain of the anti-drug products. Major market products are being developed to meet medical needs for life threatening conditions, which Management considers have significant market potential. For products requiring sizable later stage trials, Management intends to out-license these products at the end of Phase II clinical trials in order to optimize return.

                 RESEARCH AND DEVELOPMENT STRATEGY. The nature of TAb's technology affords flexibility in its development of a variety of products. By varying the initial target molecule and using consistent production techniques, TAb has already demonstrated that it can create products for different therapeutic uses.

                 Management intends to take advantage of opportunities for which United States orphan drug status might be granted given the development, registration and marketing incentives which are available from such status being granted.

                 TAb has already established and will continue to seek new collaborative arrangements with academic institutions either sponsoring their work directly or acquiring the intellectual property rights (or rights to use the same) to complementary novel developments. This provides the Company with another source of new technology to develop further its new products.


 GOVERNMENT REGULATION

                 GENERAL

                 Regulation by government authorities in the United States, Europe and other countries in which the Company operates is a significant consideration in the development, production, marketing, labeling and reimbursement of the Company's products and in its continuing research and development activities.

                 In the United States, Europe and most other countries there is a requirement to obtain and to maintain an approval for a product from the appropriate regulatory authority ("marketing authorization"). The Company is also subject to various laws, regulations, policies, guidelines and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the protection of the environment. The general trend has been towards greater regulation of the pharmaceutical industry and its products.

                 The submission of an application to a regulatory authority does not guarantee that an authorization will be granted. Regulatory authorities require substantial data in connection with marketing authorization applications, resulting in a lengthy approval process. The time taken to obtain such approval varies, but can take from a few months to several years and can involve substantial expenditure. This may be due to the lack of the necessary results required by regulatory authorities or changing or additional regulation during the product development process. Furthermore, regulatory authorities of different countries may impose differing requirements and may refuse to grant, or may require additional data before granting an approval, even though the product may have been approved by the regulatory authority of another country. Even if approval is obtained, failure to comply with present or future regulatory requirements, or new information reflecting on the safety or effectiveness of the approved drug, can lead the regulator to withdraw its approval to market the product.

                 In the United States, the principal regulatory agency is the U.S. Food and Drug Administration ("FDA"). Nearly all other countries have national regulatory authorities. The Company may have to satisfy different requirements from the FDA, European authorities and other national regulatory authorities. There is an ongoing initiative, the International Conference on Harmonization, between representatives from Japan, the United States and the European Union, to limit differences where possible, but it may be many years before its objective is achieved, if at all. In Europe, the Company must take into consideration (a) the regulatory climate within the European Union, including the stance of the International Commission for Harmonization, the European Agency for the Evaluation of Medicinal Products ("EMEA") and the European Committee for Proprietary Medicinal Products ("CPMP"), as well as (b) the position of the national regulatory authorities of other European countries. New licensing procedures were introduced in the European Union in 1995 aimed at progressively limiting the differences in requirements between the regulatory authorities of European member states in respect of the same products. However, it is too early to assess fully the impact of these new procedures.

                 Wherever practical, the Company intends to design preclinical and clinical protocols which should generate sufficient data to be acceptable to support applications for the same product in each country where it is intended to be marketed.


                 PRICE REGULATION

                 In some countries it is necessary to obtain approval for the price to be charged. This is true in a number of European member states. In the United Kingdom the launch price is set by the company (subject to the constraints of the pharmaceutical price regulation system, which controls the profitability of a company's business with the United Kingdom's National Health Service).

                 Governments may also influence the price through the control of national healthcare systems and also organizations which may bear the cost of supply of such products. In the United States, government-funded or private medical care plans can influence prices, and there are a variety of indirect controls.

                 U.S. REGULATION

                 REGULATORY AUTHORITIES. The development and marketing of medicinal products for human use in the United States is regulated at the federal and state levels. The principal federal regulatory agency is the FDA within the Department of Health and Human Services. Although most states maintain one or more agencies with power to regulate medicines, they commonly defer to the FDA in matters relating to product development and approval.

                 Due to the requirements imposed by the FDA, the development process for new pharmaceuticals in the United States is lengthy, expensive and commercially risky. The great majority of compounds screened for possible development are ultimately rejected at some stage in the pre-market testing process; total development time for successful compounds often exceeds 10 years. However, under the provisions of recent legislation the FDA has committed to reduce the review time for applications. Although the agency has achieved some reductions, especially for high-priority medicines, the review process remains lengthy and complex. There has been little or no reduction in the testing required before applications are submitted, which consumes most of the time spent in developing new medicines for the U.S. market.

                 GOOD PRACTICE STANDARDS. Various standards are applied either by law or custom to the activities of pharmaceutical companies. These include principally Good Laboratory Practice ("GLP"), applied to studies performed during preclinical developments to identify the compound's behavior and toxicity in animals, Good Clinical Practice ("GCP"), intended to ensure the quality and integrity of clinical data and to protect the rights and safety of human subjects in clinical trials, and Good Manufacturing Practice ("GMP") which ensures the quality of drugs by setting minimum standards for all drug manufacturing facilities. Such standards have been developed by the FDA and by the United States National Committee for Clinical Laboratory Standards. Violation of these regulations can lead to invalidation of the relevant studies. In Europe they are embodied in law (GMP and GLP) or guidelines (GCP).

                 The Company has used consulting firms in the United Kingdom and in the United States for advice on compliance with existing regulations and guidelines.

                 CLINICAL TRIALS. All clinical trials of investigational medicines in the United States must be carried out under investigational new drug ("IND") submissions to the FDA. FDA regulations impose requirements for documenting the safety of proposed clinical trials, provide for submissions to FDA before clinical trials can commence and authorize the FDA to suspend or withdraw permission to continue clinical trials.

                 If the drug is considered by the FDA and by prospective users to provide an important benefit in the treatment of a serious disease, the applicant may be faced with demands from patient groups, sometimes endorsed by the FDA, for release of the drug for treatment during the investigative stage. The supply of such treatment is termed treatment use. Supplying drugs on this basis can involve significant expense and resource demands for the sponsor of the drug, which must administer the pre-approval release program. This may, in some situations, interfere with the ability to complete controlled clinical trials of the drug.

                 APPROVAL PROCEDURES AND CRITERIA. The FDA applies essentially the same requirements for approval of all products: proof of safety and efficacy, demonstration of adequate controls in the manufacturing process and conformity with requirements for labeling. Efficacy must usually be demonstrated by two well-controlled clinical trials carried out in accordance with FDA regulations.

                 The FDA has discretion to determine whether the data submitted are adequate for approval. The time taken for this approval process is related to the quality of the submission, the potential contribution of the compound in improving the treatment of the target disease and the workload at the FDA. There can be no assurance that any new drug will successfully proceed through this approval process or that it will be approved in any specific period of time.

                 During its review, the FDA may ask for additional test data. If the FDA approves the product, it may require post-marketing testing, including potentially expensive Phase IV studies. This phase assesses further the product's therapeutic value and provides additional information about the safety and efficacy of the product across a broader patient base. In addition, the FDA can impose restrictions on the use of the drug that may be difficult and expensive to administer.

                 ORPHAN DRUG STATUS. The Orphan Drug Act encourages manufacturers to seek approval of products intended to treat diseases with a prevalence of under 200,000 patients per annum in the United States. This Act provides tax incentives, FDA assistance with protocol design, and a period of seven years of marketing exclusivity for the product. The Company expects some of its proposed products to be designated as orphan drugs by the FDA. TAb's Crotalid antivenom CroTAb(R) has already been designated by the FDA as an orphan drug.

                 ACCELERATED APPROVAL. The FDA may accelerate approval of medicines that offer a significant improvement in the treatment of fatal or life-threatening conditions, or conditions for which there is no alternative therapy. In certain cases, the FDA may permit Phase II and Phase III studies to be compressed into a single study. It is unusual for the FDA to base an approval on such compressed studies and, although many of the Company's products would be included in this category, there can be no assurance that such combined testing would be considered acceptable for any of the Company's products.

                 ACCEPTANCE OF FOREIGN CLINICAL DATA. The FDA will accept reports of foreign clinical trials if they meet requirements for GCP and are relevant to U.S. medical practice. It is, however, uncommon for the agency to approve a product without some evidence from clinical trials conducted in the United States, and most sponsors carry out at least one pivotal trial there. Studies conducted outside the United States are subject to special audits by FDA inspectors and may be rejected if U.S. requirements for record-keeping, protection of human subjects and other matters relating to GCP are not met.

                 NON-PATENT MARKET EXCLUSIVITY. In U.S. medicines law there are two forms of non-patent market exclusivity. First, the law prohibits approval of abbreviated new drug applications or literature-based applications for copies of innovative products for a period of five years after the approval of a new chemical entity, and three years after the approval of a new indication or dosage form for which substantial clinical trials were required. These provisions do not preclude approval of competitive applications based on original data, and they apply only to new drugs, rather than antibodies or biological products.

                 Second, the law provides for a seven-year period of protection for orphan drugs (see above). During this period, the FDA is precluded (subject to complex exceptions) from approving any application for the same drug, even if it is based on original data. These provisions apply to all drugs, including antibiotics and biological products.

                 MANUFACTURING CONTROLS. The FDA inspects pharmaceutical manufacturing establishments for compliance with current GMP and conformity with specifications in marketing approvals. Biological manufacturing establishments must be licensed by the FDA. The agency inspects foreign manufacturing facilities that supply bulk or finished products for the United States market. If companies cannot meet FDA requirements, their products may be excluded from the United States.

                 ADVERTISING AND PROMOTION. The FDA regulates advertising and promotion of prescription medicines. Promotion for unapproved uses is prohibited, and sponsorship of medical symposia and publications is restricted. Financial incentives to prescribers are regulated under federal and state criminal laws as well as codes of practice for the medical professions.

                 ENFORCEMENT POWERS. The federal government has extensive powers to compel compliance with medicines laws. Volative products are subject to seizure, and imported products may be detained. Companies and individuals that violate the law are subject to injunctions and criminal penalties with no requirement for proof of negligence or intent. Persons and companies convicted of certain offenses can be barred from involvement in the medicines approval process. The federal government can suspend or withdraw approval of products if questions arise concerning safety or effectiveness.

                 PRODUCT LIABILITY. Companies that market medicines in the United States are subject to suit in state and federal courts for personal injuries caused by their products. The risk of product liability litigation is significantly greater in the United States than in most European jurisdictions, and damage awards can be substantial. FDA approval is not a defense to liability, and failure to comply with FDA requirements may constitute evidence of negligence.

                 EUROPEAN REGULATION

                 The Company's activities in Europe are regulated by national and local laws and European Union law. There are European Directives governing the development, manufacture and marketing (including wholesale) of medicinal products which member states are required to implement into local law and which must be interpreted in line with the European provisions. However, failure to implement them properly by national governments may allow companies to rely upon provisions of pre-existing local laws. Certain areas of regulation continue to be regulated by national law, for example, the regulation of clinical research.

                 CLINICAL TRIALS. Clinical trials of new product candidates are designed to establish their safety and efficacy in treating a specific disease and are usually conducted in three phases, although there are not always distinct divisions between the objectives and activities undertaken in each phase. The clinical trial process may take from two to six years or more to complete.

                 Phase I trials are normally conducted in a small number of healthy human subjects or patients with the specific condition targeted. Their purpose is to provide a preliminary evaluation of the product candidate's safety, toxicity and behavior when administered to humans.

                 In Phase II trials, the product candidate is assessed for its short-term safety and preliminary efficacy in a limited number of patients with the targeted disease or disorder. The appropriate dose ranges and regimens for Phase III are also determined during this Phase.

                 Phase III trials involve a comprehensive evaluation of safety, efficacy and toxicity that might not have been seen in smaller studies. The trials are carried out, typically on a multi-center basis, on a sufficient number of patients to obtain statistically significant results. All adverse reactions are investigated in detail and special features of the product candidate are explored.

                 When adequate preclinical data are available, application will usually be made to the regulatory authority in the country where the trial is to be conducted. In most developed countries, clinical trials may only be commenced after notification to and/or approval by the competent regulatory authority and an independent ethics committee. In European Union member states, marketing authorizations must be supported by clinical trial data as set out in European Directives and guidelines, but the approval process and criteria for commencement of clinical trials are not yet harmonized by European Union law. The International Commission for Harmonization is developing proposals for new legislation harmonizing national laws and practices.

                 MARKETING AUTHORIZATIONS. When clinical trial data supporting safety and efficacy and the necessary manufacturing and formulation data are available, an application for a marketing authorization may be submitted. If a regulatory authority is satisfied that the criteria of safety, quality and efficacy are met, a marketing authorization will be granted although European Union law does allow member states, exceptionally, to prohibit product use on grounds connected with public order or morality. Marketing authorizations are granted subject to certain generally applicable conditions and may also be subject to product-specific restrictions determined by the regulatory authorities.

                 From January 1, 1995, two new procedures for the registration of medicinal products in the European Union came into effect; the "centralized" and "mutual recognition" systems. Until January 1, 1998, national applications may also be made in several member states either in parallel, or in sequence if the product is not subject to compulsory licensing under the centralized system.

                 The centralized system is compulsory for certain biotechnology products, and optional for certain other products, including new active substances not previously authorized in the European Union, products administered by innovative and novel delivery systems and significant new indications for existing products. The EMEA coordinates the registration process, but the CPMP, a body of scientific experts drawn from each member state, undertakes the scientific assessment of the product dossier and gives an opinion as to whether the product meets the criteria for authorization. Time periods are laid down for various stages in the approval process, including allowances for questions and appeals. The decision to grant or refuse a marketing authorization is taken by the Commission and, when granted, the single authorization obtained is valid throughout all member states and the European Free Trade Association.

                 The mutual recognition system is based upon a marketing authorization granted by one national regulatory authority, the "Reference Member State" or "RMS". Having obtained a marketing authorization from the RMS, the authorization holder may apply to the regulatory authorities of other member states to "recognize" that prior authorization and to issue national authorizations on the same terms. Such applications can be made sequentially. There are procedures and time limits according to which objections by member states can be raised and appeals may be heard, although these may significantly lengthen the time from initial application to approval. Arbitrations are handled by the CPMP whose decision, when adopted by the Commission, is binding on all member states. Consequently, arbitration may adversely affect prior authorizations.

                 The passage of a product through the approval system can therefore be long and drawn out. Although the procedures impose time limits upon the authorities, these limits do not run if the applicant delays in providing additional data or responses to queries raised. In addition, the regulatory authorities can suspend, vary or revoke a marketing authorization at any time after it has been granted if they are no longer satisfied as to the product's safety, quality or efficacy. Increasing harmonization of decision-making in the European Union through the CPMP means that, in the future, concerns raised by any one member state are likely to be examined at CPMP level and the outcome of its deliberations will affect the product in all member states.

                 Marketing authorizations are generally granted for a period of five years and require renewal. During that period, should new developments occur, the holder of the authorization is required to update the product dossier. There is an obligation on the holder of the authorization to report adverse events to the regulatory authorities and to keep product safety under review.

                 MANUFACTURING AUTHORIZATIONS AND FACILITIES LICENSES. European Union law requires that companies manufacturing medicinal products must hold a manufacturer's authorization and must comply with the requirements of GMP. These standards are enforced by inspection. Failure to comply may result in the suspension or revocation of the manufacturer's authorization and may lead to suspension of product marketing.

                 In the United Kingdom facilities licenses are issued after an application to, and inspection by, the Medicines Control Agency (MCA), and similarly in Australia by the Therapeutic Goods Administration.

                 REGULATION IN OTHER COUNTRIES

                 In general, regulation is similar in countries outside the United States and Europe, with the approval system regulated by specific agencies in each geographic area. However, approval by one agency does not ensure approval in other countries.

                 In Australia successful marketing of a therapeutic substance may be dependent on receiving marketing approval from the Therapeutic Goods Administration and also on obtaining Commonwealth Government subsidy for use of the product via either the Pharmaceutical Benefit Scheme or the Special Access Scheme. Applications for listing on either of these Schemes requires additional information, in particular economic analysis data, and approval for this second step may lag behind obtaining marketing approval. The Australian Government is able to exercise considerable power over price control through this process.

EMPLOYEES


                 As of December 31, 1996, the Company had 150 full-time employees, including 34 scientists and 60 technicians engaged in research and development, 4 regulatory personnel, and 27 management and 25 administrative personnel. In addition, the Company employed 24 part-time employees at year end 1996. The Company believes that its future success will depend, in part, on its ability to attract and retain highly skilled technical, marketing, support, and management personnel.

                 None of the Company's employees in the United States is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its employee relations are good.

ITEM 2.          PROPERTIES


                 The Company's physical properties are primarily owned or leased through its subsidiaries. TAb London Ltd. operates the Company's research and development laboratories and its pilot manufacturing facility at St. Bartholomew's and the Royal London School of Medicine and Dentistry in London. TAb London leases 3,400 square feet of laboratory space from St. Bartholomew's. The lease has an expiration date of September 30, 1997, but permits TAb to renew the lease for an additional six year term. This option has been exercised and the landlord's response is awaited. TAb London also leases 4,000 square feet of office space at 14-15 Newbury Street in Central London, which lease expires in 1999.

                 TAb Wales Ltd. owns and operates production offices, quality control laboratories and a new manufacturing facility in Dyfed, Wales. In 1992, TAb acquired Polyclonal Antibodies Ltd. ("PAL"), which owned the initial Welsh facilities, including approximately 250 acres of pasture land, animal stock, and production and ancillary facilities. The Welsh facilities were established with financial support of the Welsh government in the form of grants and investments. In 1995, TAb Wales completed construction of a new 20,000 square foot manufacturing plant within its existing Welsh facilities.

                 In 1994, TAb organized a production subsidiary, TAb Australia Pty. Ltd., in Adelaide, Australia, which produces additional antisera. In 1995, TAb Australia leased offices and laboratories and acquired grazing rights over 250 hectares of land at the Turretfield Research Center. The flocks of sheep were moved to this location and a bleeding shed constructed.
In the fourth quarter of 1996, TAb Australia Pty. Ltd. completed construction of new facilities on the property. The new facilities include offices, a cleanroom and a manufacturing plant, located adjacent to the Company's existing facilities. The lease of the Turretfield Research Center property will expire in 2015.

                 The Company's corporate headquarters is located in 7,941 square feet of leased office space in the vicinity of Vanderbilt University Medical Center in Nashville, Tennessee. The lease expires on January 31, 2001.

                 All of the Company's laboratories, production facilities and farms are suitably equipped for their intended purposes.

ITEM 3.          LEGAL PROCEEDINGS

                 There are no pending legal proceedings involving the Company or any of its subsidiaries.




ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


                 The Company's Common Stock began trading publicly on the London Stock Exchange (under the symbol TAb) effective July 23, 1996. Prior to that date there was no public market for the Company's Common Stock. There is no public trading market for the Company's Common Stock within the United States.

The following table presents quarterly information on the price range of the Company's Common Stock. This information indicates the high and low sale prices reported by the London Stock Exchange.

QUARTER ENDING                                             HIGH                      LOW
--------------                                             ----                      ---
September 30, 1996 (commencing July 23, 1996)              L.5.30   ($8.27)          L.4.45  ($6.94)

December 31, 1996                                          L.5.23   ($8.18)          L.3.55  ($6.08)


                 As of March 14, 1997, there were approximately 900 holders of record of the Company's Common Stock. On March 14, 1997, the last sale prices reported on the London Stock Exchange for the Company's Common Stock was
L.3.85 ($6.17).

                 The Company to date has paid no dividends on its Common Stock. The declaration and payment of future dividends will be determined by the Board of Directors in light of conditions existing in the future and are expected to depend upon earnings, financial condition, capital requirements, and other relevant factors not presently determinable. The Company does not expect to pay dividends in the foreseeable future.


--------------------
(1) Currency translations were calculated based upon the currency exchange rates in effect on the date the price disclosed was reported on the London Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

                 The following selected consolidated financial data at and for each of the five years in the period ended December 31, 1996 have been derived from the Company's consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and also with "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                         Years Ended December 31,                      8/10/84
                                                 ------------------------------------------------------------------  (Inception)
                                                                                                                       through
                                                                                                                       12/31/96
                                                                                                                       --------
                                                     1996         1995          1994          1993         1992
                                                ------------  -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:

Total Revenues . . . . . . . . . . . . . . (1)  $  3,268,368  $   750,490   $ 1,130,323   $   290,315   $   163,011  $   6,708,814

Expenses:
  Research and development . . . . . . . . . .     9,682,263    6,449,494     5,107,894     3,597,555     2,404,560     31,205,062
  General, administrative, marketing . . . . .     2,586,014    2,119,652     1,619,824     1,055,971       763,139     10,118,624
  Depreciation and amortization  . . . . . . .     1,387,916      856,756       864,288       533,244        99,875      3,867,748
  Interest expense and debt conversions  . . .     2,002,932      388,258       137,018       781,097       182,621      3,530,221
  Other  . . . . . . . . . . . . . . . . . . .       355,360       36,368       119,052        25,873         1,914        551,824
                                                ------------  -----------    ----------   -----------   -----------  -------------
     Total expenses  . . . . . . . . . . . . .    16,014,485    9,850,528     7,848,076     5,993,740     3,452,109     49,273,479


Net loss . . . . . . . . . . . . . . . . . . .  $(12,746,117) $(9,100,038)  $(6,717,753)  $(5,703,425)  $(3,289,098) $ (42,564,665)
                                                ============  ===========   ===========   ===========   ===========  ============

Net loss per share . . . . . . . . . . . . . .  $      (0.68) $     (0.57)  $     (0.47)  $     (0.48)  $     (0.33) $       (4.79)
                                                ============  ===========   ===========   ===========   ===========  ============


BALANCE SHEET DATA:
  Cash and cash equivalents  . . . . . (1) (3)  $ 20,502,536  $ 3,397,082   $   593,154   $   103,842   $   434,963
  Total assets   . . . . . . . . . . . . . (2)    37,179,990   15,157,099    12,103,994     4,978,617     4,931,993
  Long term debt, net of current portion . (2)     8,592,755    9,595,420     2,917,251       282,555     2,563,125
  Deficit accumulated during
    development stage  . . . . . . . . . . . .   (42,564,665) (29,818,548)  (20,718,510)  (14,000,757)   (8,297,332)
  Stockholders' equity . . . . . . . . . . (3)    25,215,530      894,479     4,862,404     1,917,332     1,621,629


Notes:

(1) At December 31, 1996, the Company had cash and cash equivalents totaling $20,503,000 of which approximately $17,300,000 was denominated in British pounds. As a result of improvement in the exchange rate between the British pound and the U.S. dollar, the Company experienced a foreign currency transaction gain of $1,730,000 for the year ended December 31, 1996.

(2) In 1994 and 1995, the Company constructed a pilot production facility in London and a manufacturing facility in Wales. These facilities were funded through financing arrangements provided by Aberlyn Capital Management Company, Inc. and the Welsh Development Agency. See Note 4 to the consolidated financial statements for further information.

(3) On July 23, 1996, the Company completed an initial public offering of 4,190,477 shares of its common stock on the London Stock Exchange at L.5.25 ($8.14) per share. See Note 1 to the consolidated financial statements for further information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto. Statements made in this Annual Report on Form 10-K which are not historical fact are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are necessarily estimates reflecting the Company's best judgment based on current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include but are not limited to, changes on the regulation of the pharmaceutical industry, both in the United States and internationally, changes in pharmaceutical product testing or approval standards, both in the United States and internationally, competitive pressures on the pharmaceutical industry and the Company's response thereto, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

GENERAL

         Since its inception, Therapeutic Antibodies Inc. ("TAb" or the "Company") has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. Since inception the Company's revenues have been from contract agreements with corporate partners, product sales, grant income, interest income, and insurance and value added tax recoveries. Net losses have been incurred each year since its inception and the Company expects to continue to incur operating losses during at least the next year due to continued spending on research, product development and increasing requirements for process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. To fund these activities, the Company conducted additional financings in the first nine months of 1996. See "Liquidity and Capital Resources".

         The Company conducts its operations from its headquarters in the United States and through subsidiaries located in the United Kingdom, Australia and New Zealand. For a discussion of the Company's international operations for the past three fiscal years, see Note 9 to the Company's financial statements.


RESULTS OF OPERATIONS


Year ended December 31, 1996 Compared to Year ended December 31, 1995

         TAb's revenues for 1996 increased by 335% to $3,268,000 from $750,000 for 1995. During the year ended December 31, 1996, the Company received approximately $97,000 more in contract revenue over the amount received in the year ended December 31, 1995, which was attributable primarily to the Company's Nigerian EchiTAb(TM) contract. Grant revenue increased $79,000 due to a grant received from the Economic Development Authority of the Government of South Australia for expansion of the Company's Australian operations. Interest income in the year ended December 31, 1996, increased 527% to $607,000 from $97,000 due to additional cash and short term investment holdings from the proceeds of the UK Placement (defined below). See "Liquidity and Capital Resources". As a result of improvement in the exchange rate between the British pound and the U.S. dollar, the Company experienced a foreign currency transaction gain of $1,730,000 for the year ended December 31, 1996. See Note 2b to the Company's financial statements included as Item 8.

         The Company conducts research, development, manufacturing and/or distributes its products in the United States, the United Kingdom, New Zealand and Australia. In 1996 and 1995 the New Zealand and Australian operations did not have a material impact on the results of operations. Trade revenues from international operations increased 23% to $350,000 in 1996 from $283,000 in 1995.

         Expenses for the year ended December 31, 1996 increased by 63% to $16,014,000 from $9,851,000 for the same period in 1995. Research and development expenses during the same periods increased by 50% to $9,682,000 from $6,449,000 as a result of increased clinical trial activities for DigiTAb(TM) and CytoTAb(TM) for malaria as well as the progression through the more advanced trial phases for CytoTAb(TM) for Sepsis and CroTAb(TM). These costs are related to manufacturing TAb's products for clinical trials, conducting clinical trials and ensuring that the necessary quality control and assurance procedures are in place. The cost of regulatory compliance has also increased as the Company's products advance through the development stages. Additionally, the Australian facility has increased the number of sheep in its flock during 1996 to meet the need for increased serum requirements for the clinical trials. The Company expects 1997 research and development expenses to increase at a smaller rate of growth as compared to 1996.

         General and administrative expenses for the year ended December 31, 1996 increased by 39% to $2,225,000 from $1,601,000 for the year ended December 31, 1995. This increase relates primarily to expanded staffing and related overhead expenses.

         Marketing and distribution expenses decreased for the year ended December 31, 1996 by 30% to $361,000 from $518,000 in the year ended December 31, 1995 due to a temporary reduction in marketing personnel. It is expected that the marketing department will hire additional personnel during 1997.

         Depreciation and amortization expense for the year ended December 31, 1996, increased by 62% to $1,388,000 from $857,000 compared to the year ended December 31, 1995. This increase is the result of the depreciation of the $4,000,000 capital expenditure for the Welsh production facility, which was placed in service in December 1995.

         Interest expense for the year ended December 31, 1996 increased by 209% to $1,201,000 from $388,000 in the year ended December 31, 1995 due to increased borrowings by the Company including the issuance of the Company's 6% and 15% Notes. See "Liquidity and Capital Resources". The Company repaid approximately $4,750,000 of its debt obligations in 1996 and, absent additional borrowings by the Company, therefore, expects interest expense to decrease during 1997.

         In the first quarter of 1996, the Company recorded a one-time debt conversion expense of $801,597, relating to the conversion of an aggregate of $2,565,000 of principal and interest on the Company's 6% Notes into shares of Common Stock, which represents the difference between the stated conversion price on the debt of $8.00 per share and the actual conversion price of $5.50.

         The Company's net loss for the year ended December 31, 1996, was $12,746,000 compared to a net loss of $9,100,000 for the year ended December 31, 1995. This increase was due to the one-time debt conversion expense and the other factors described above.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Revenues for the year ended December 31, 1995 decreased by 34% to $750,000 from $1,130,000 for the year ending December 31, 1994. In 1994, the Company recognized a one-time value added tax (VAT) recovery of $476,000 relating to taxes paid to the United Kingdom in prior years. The decrease in revenues is also attributed to a reduction in grant income from $321,000 in 1994 to $40,000 in 1995. In 1994, TAb recognized the full amount of a $269,000 job creation grant from the Welsh Government. TAb received a $405,000 construction grant from the Welsh Government in 1995 for its Welsh manufacturing facility. The Company is recognizing income from the construction grant over the depreciable life of the facility, approximately ten years.

         Contract revenues and sales of the Company's products grew by 71% in 1995 to $488,000 from $286,000 in 1994 primarily due to increased sales of ViperaTAb(TM) (formerly called BeriTAb(TM)), the Company's European antivenom. Sales of ViperaTAb(TM) increased to $243,000, from the initial sales of ViperaTAb(TM) of $14,000 in 1994. 1995 represented the first full year of sales of ViperaTAb(TM), which was sold in three Scandinavian countries (Sweden, Finland and Norway). In 1995, the Company also earned $70,000 in contract revenue under its Basic Cooperation Agreement with the Nigerian government, providing for clinical trial collaboration on EchiTAb(TM), the Company's West African antivenom. TAb earned $90,000 from this same contract in 1994.

         The Company recorded as "Other Income" in 1995 a one-time $100,000 registration and distribution fee from F.H. Faulding & Co. Limited, a multinational pharmaceutical company headquartered in Australia, with whom the Company entered into an agreement on August 31, 1995 to develop, register and distribute certain of the Company's antivenoms and drug antidote products in Australia and Southeast Asia.

         Trade revenues from international operations decreased 69% to $283,000 in 1995 from $920,000 in 1994 due to the one-time $476,000 VAT recovery from the United Kingdom recorded in 1994 and less grant income in 1995. Of the 1994 amount, $269,000 consisted of the Welsh Government job creation grant. Domestic trade revenue as a percentage of total trade revenue increased from 18% in 1994 to 62% in 1995. This shift is attributable to the Company earning more domestic contract and sale revenue in 1995, particularly on sales of ViperaTAb(TM) and EchiTAb(TM), and less international VAT recovery and grant income.

         Expenses increased by 26% in 1995 to $9,851,000 from $7,848,000 in 1994. Research and development expenses, the largest component of TAb's expenses, increased by 26% to $6,450,000 from $5,108,000 in 1994 as a result of increased domestic and foreign clinical trial activity, including production of clinical trial materials.

         General and administrative expenses increased by 14% in 1995 to $1,601,000 from $1,409,000 in 1994 as a result of an increase in the number of personnel and related expenses.

         Marketing expenses in 1995 increased by 146% to $518,000 compared to $211,000 in 1994 due to a major expansion of TAb's marketing and business development departments resulting in an aggregate increase in salary, travel and sales expenses.

         Interest expenses in 1995 increased by 183% to $388,000 from $137,000 in 1994 due to increased borrowing by the Company to finance the plant expansions in London and Wales and to fund working capital. See "Liquidity and Capital Resources."

         The net loss for 1995 increased to $9.1 million from a net loss of $6.7 million in 1994. This increase was due to the factors described above.


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

         At December 31, 1996, the Company had cash and cash equivalents totaling $20,503,000, of which approximately $17,300,000 was denominated in British pounds, and short term investments of $2,002,000. The Company's net cash used in operating activities during the year ended December 31, 1996, totaled $12,667,000, an increase of 168% from the year ended December 31, 1995. Capital expenditures of $2,760,000 in 1996 related to the expansion of the Company's production facilities in Australia and Wales. TAb has accelerated the expansion of its initial production facility in Australia and expects total capital expenditures at such facility to be $1,590,000. These capital expenditures are funded through a loan from the South Australian Minister for Primary Industries (discussed below).

         On July 23, 1996, the Company completed an initial public offering of 4,190,477 shares of its Common Stock on the London Stock Exchange at L.5.25 ($8.14) per share raising total gross and net proceeds of approximately $34,100,000 and $30,360,000, respectively. Approximately $4,750,000 was used to repay the Company's 15% Notes and certain other indebtedness. The remainder of the net proceeds will be utilized to fund working capital, operations and capital expenditures in 1997.

         During the year ended December 31, 1996, TAb Australia Pty. Ltd., the Company's Australian operating subsidiary ("TAb Australia"), made a $1,282,000 draw on its collateralized loan from the South Australian Minister for Primary Industries. Under this loan agreement, TAb Australia may draw up to $1,590,000 to assist with construction and equipping of buildings at its Turretfield location in South Australia. The loan bears interest at an annual rate of 11%, payable annually. Principal is to be repaid in ten equal annual installments. As of December 31, 1996, the Company had outstanding draws of $1,576,000 on this loan.

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

         In April 1996, an officer of the Company made a short-term unsecured loan to the Company of $1,000,000. Interest was charged at 12%. In May, the officer converted $750,000 principal of the 12% Note into an equal amount of the Company's 15% Notes. The $250,000 principal balance on the 12% Note is payable in full together with accrued interest on December 1998.

         In September 1996, the Company repaid in full the outstanding $500,000 principal amount of a promissory note due to Lakewood Partners along with $3,400 accrued interest thereon.

         In October 1996, the Company's indebtedness to the Welsh Development Authority of L.300,000 British pounds was paid in full by converting L.250,000 principal of the note into TAb Inc. common stock and repaying L.50,000 and accrued interest thereon of L.12,000.

         TAb uses sheep for the production of its polyclonal antibodies and supplies all the antisera required from its own flocks. Currently, TAb's subsidiaries have approximately 6,000 sheep and TAb expects to substantially increase the size of its flocks over several years to meet full scale production requirements once additional products are approved for sale.

         TAb's subsidiary, TAb London, Ltd., leases 3,400 square feet of laboratory space from the Medical College of St. Bartholomew's Hospital in London. The lease has an expiration date of September 30, 1997, but permits TAb to renew the lease for an additional six year term. The Company expects to exercise the option to renew this lease.


NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1996, the Company had approximately $39.3 million of net operating loss carryforwards for income tax purposes, of which $28.2 million are available for U.S. Federal taxes and expire from 1999 through 2011. In addition, the Company has approximately $207,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The Internal Revenue Code of 1986, as amended, contains certain provisions that limit the net operating loss carryforward available to be used in any given year if certain events occur, including significant changes in ownership. At present the Company's net operating loss carryforward is not subject to these limitations. No assets have been recognized in the Company's financial statements for these net operating loss carryforwards because management believes the generally accepted accounting principle criteria for recognition have not been met.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                the years ended December 31, 1996, 1995 and 1994
                   and the cumulative development stage from
             August 10, 1984 (inception) through December 31, 1996



                                                                                     PAGE
                                                                                     ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . 30

Consolidated Financial Statements:

     Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

     Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

     Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . 33

     Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

     Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . 35


REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Therapeutic Antibodies Inc.

We have audited the accompanying consolidated balance sheets of Therapeutic Antibodies Inc. and Subsidiaries (A Development Stage Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 and for the period from August 10, 1984 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company has been in the development stage with its primary activities being research and development and has not yet commenced planned principal operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Therapeutic Antibodies Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 and for the period from August 10, 1984 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand, L.L.P.


Louisville, Kentucky
March 7, 1997

THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

                                                                                             1996           1995
                                                                                         ------------   ------------
                                ASSETS
Current assets:
 Cash and cash equivalents                                                               $ 20,502,536   $  3,397,082
 Short-term investments                                                                     2,002,266              -
 Trade receivables                                                                            101,281        109,435
 Value-added tax receivable                                                                   251,186        162,655
 Inventories                                                                                  400,167        393,094
 Other current assets                                                                         474,412        338,760
                                                                                         ------------   ------------
       Total current assets                                                                23,731,848      4,401,026

Property and equipment, net                                                                12,682,680     10,119,160
Patent costs, net                                                                             529,228        342,246
Other assets, net                                                                             236,234        294,667
                                                                                         ------------   ------------
                                                                                         $ 37,179,990   $ 15,157,099
                                                                                         ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                                   $    936,591   $  1,506,124
 Accrued interest                                                                             161,367        177,493
 Current portion of notes payable                                                           1,446,327      2,478,858
                                                                                         ------------   ------------
       Total current liabilities                                                            2,544,285      4,162,475

Notes payable, net of current portion                                                       8,592,755      9,595,420
Deferred revenue                                                                              656,170        349,425
Other liabilities                                                                             171,250        155,300
                                                                                         ------------   ------------
       Total liabilities                                                                   11,964,460     14,262,620

Commitments

Stockholders' equity:
 Common stock - par value $.001 per share; 30,000,000 shares authorized; 22,353,692 and
            16,556,603 outstanding in 1996 and 1995, respectively                              22,354         16,557
 Additional paid-in capital                                                                67,082,048     30,879,879
 Deficit accumulated during development stage (1984-1996)                                 (42,564,665)   (29,818,548)
 Cumulative translation adjustment                                                            675,793       (183,409)
                                                                                         ------------   ------------
       Total stockholders' equity                                                          25,215,530        894,479
                                                                                         ------------   ------------
                                                                                         $ 37,179,990   $ 15,157,099
                                                                                         ============   ============

The accompanying notes are an integral part of the financial statements.

THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                For the Cumulative
                                                           For the Years Ended                   Development Stage
                                                                December 31,                   From August 10, 1984
                                             -----------------------------------------------    (Inception) Through
                                                  1996             1995             1994         December 31, 1996
                                             -------------     ------------     ------------     -----------------
Revenues:
  Sales and contract revenue                 $     600,607     $    488,347     $    285,654     $     2,398,229
  Interest income                                  607,479           96,917           37,692           1,036,175
  Grant income                                     118,535           39,509          320,906             526,950
  Value-added tax and insurance recoveries               -                -          475,760             577,170
  Foreign currency gains                         1,733,357            3,054              509           1,785,984
  Other                                            208,390          122,663            9,802             384,306
                                             -------------     ------------     ------------     ---------------
                                                 3,268,368          750,490        1,130,323           6,708,814
                                             -------------     ------------     ------------     ---------------

Expenses:
  Cost of sales and contract revenue               334,989           31,360           48,041             434,417
  Research and development                       9,682,263        6,449,494        5,107,894          31,205,062
  General and administrative                     2,224,752        1,601,442        1,408,800           8,756,669
  Marketing and distribution                       361,262          518,210          211,024           1,361,955
  Depreciation and amortization                  1,387,916          856,756          864,288           3,867,748
  Interest expense                               1,201,335          388,258          137,018           2,728,624
  Debt conversion expense                          801,597                -                -             801,597
  Other                                             20,371            5,008           71,011             117,407
                                             -------------     ------------     ------------     ---------------
                                                16,014,485        9,850,528        7,848,076          49,273,479
                                             -------------     ------------     ------------     ---------------
      Net loss                               $ (12,746,117)    $ (9,100,038)    $ (6,717,753)    $   (42,564,665)
                                             =============     ============     ============     ===============
Net loss per share                           $       (0.68)    $      (0.57)    $      (0.47)    $         (4.79)
                                             =============     ============     ============     ===============
Weighted average shares used in computing
  net loss per share                            18,821,524       15,938,219       14,377,456           8,894,667
                                             =============     ============     ============     ===============




The accompanying notes are an integral part of the financial statements.

THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1996, 1995 and 1994 and for the Cumulative Development Stage from August 10, 1984 (inception) through December 31, 1996


                                                      Common Stock                           Additional        Stock
                                               -------------------------    Common Stock      Paid-In       Subscriptions
                                                 Shares       Par Value      Subscribed       Capital        Receivable
                                               ----------   ------------    -----------    --------------    ----------
Sale of common stock 1985 - 1993                6,869,290   $      6,869       1,949       $   13,684,730    (2,838,499)
One thousand-for-one stock split 1985           2,797,200          2,797                           (2,797)
Exercise of stock warrants
  at $.75 per share 1989                           66,667             67                           49,933
Issuance of shares 1990 and 1992                1,673,998          1,674      (1,674)             (13,677)    1,736,999
Issuance of shares for acquisition
  of PAL 1992                                   1,415,875          1,416                        3,155,984
Issuance of warrants 1992 and 1993                                                                212,000
Translation adjustment 1992 and 1993
Net loss from August 10, 1984 (inception)
  to December 31, 1993
                                               ----------   ------------      ------       --------------    ----------
Balance, December 31, 1993                     12,823,030         12,823         275           17,086,173    (1,101,500)
Issuance of shares                                275,375            275        (275)                         1,101,500
Sale of common stock                            2,164,329          2,165         173            8,936,740      (690,038)
Net loss 1994
Translation adjustment
                                               ----------   ------------      ------       --------------    ----------
Balance, December 31, 1994                     15,262,734         15,263         173           26,022,913      (690,038)
Issuance of shares                                172,510            173        (173)                           690,038
Exercise of stock warrants
  at $.50-$.75 per share                           99,735            100                           60,201
Sale of common stock                            1,021,624          1,021                        4,796,765
Net 1oss 1995
Translation adjustment
                                               ----------   ------------      ------       --------------    ----------
Balance, December 31, 1995                     16,556,603         16,557           -           30,879,879             -
Issuance of shares
  upon debt conversion                            466,383            466                        2,564,639
Debt conversion charge                                                                            801,597
Sale of common stock, net                         164,332            165                          933,384
Initial public offering, net                    4,190,477          4,190                       30,370,518
Exercise of stock warrants                        942,897            943                        1,332,989
  at $.75-$4.50 per share
Exercise of stock options                          33,000             33                           89,667
Issuance of warrants                                                                               46,944
Compensation expense                                                                               62,431
Net loss 1996
Translation adjustment
                                               ----------   ------------      ------       --------------    ----------
Balance, December 31, 1996                     22,353,692   $     22,354           -       $   67,082,048             -
                                               ==========   ============      ======       ==============    ==========

                                                 Deficit
                                            Accumulated During    Cumulative
                                               Development       Translation
                                                  Stage           Adjustment                Total
                                            ------------------   ------------          -------------
Sale of common stock 1985 - 1993                          -                 -          $  10,855,049
One thousand-for-one stock split 1985
Exercise of stock warrants
  at $.75 per share 1989                                                                      50,000
Issuance of shares 1990 and 1992                                                           1,723,322
Issuance of shares for acquisition
  of PAL 1992                                                                              3,157,400
Issuance of warrants 1992 and 1993                                                           212,000
Translation adjustment 1992 and 1993                             $    (79,682)               (79,682)
Net loss from August 10, 1984 (inception)
  to December 31, 1993                        $ (14,000,757)                             (14,000,757)
                                              -------------      ------------          -------------
Balance, December 31, 1993                      (14,000,757)          (79,682)             1,917,332
Issuance of shares                                                                         1,101,500
Sale of common stock                                                                       8,249,040
Net loss 1994                                    (6,717,753)                              (6,717,753)
Translation adjustment                                                312,285                312,285
                                              -------------      ------------          -------------

Balance, December 31, 1994                      (20,718,510)          232,603              4,862,404
Issuance of shares                                                                           690,038
Exercise of stock warrants                                                                         -
  at $.50-$.75 per share                                                                      60,301
Sale of common stock                                                                       4,797,786
Net 1oss 1995                                    (9,100,038)                              (9,100,038)
Translation adjustment                                               (416,012)              (416,012)
                                              -------------      ------------          -------------

Balance, December 31, 1995                      (29,818,548)         (183,409)               894,479
Issuance of shares
  upon debt conversion                                                                     2,565,105
Debt conversion charge                                                                       801,597
Sale of common stock, net                                                                    933,549
Initial public offering, net                                                              30,374,708
Exercise of stock warrants                                                                 1,333,932
  at $.75-$4.50 per share
Exercise of stock options                                                                     89,700
Issuance of warrants                                                                          46,944
Compensation expense                                                                          62,431
Net loss 1996                                   (12,746,117)                             (12,746,117)
Translation adjustment                                                859,202                859,202
                                              -------------      ------------          -------------
Balance, December 31, 1996                    $ (42,564,665)     $    675,793          $  25,215,530
                                              =============      ============          =============


The accompanying notes are an integral part of the financial statements.

THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         For the Cumulative
                                                                       For the Years Ended                Development Stage
                                                                           December 31,                  From August 10, 1984
                                                            -------------------------------------------  (Inception) Through
                                                                1996           1995          1994         December 31, 1996
                                                            ------------   ------------   -------------   -----------------
Cash flow from operating activities:
 Net loss                                                   $(12,746,117)  $ (9,100,038)  $  (6,717,753)   $  (42,564,665)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                1,387,916        856,756         864,288         3,867,748
  Foreign Currency Gain                                       (1,733,357)        (3,054)           (509)       (1,785,984)
  Warrant expense                                                 46,944              -               -           193,994
  Compensation expense                                            62,431              -               -            62,431
  Debt conversion expense                                        801,597              -               -           801,597
  Changes in:
       Trade receivable                                          (52,373)     1,106,727      (1,104,753)          (75,092)
       Inventories                                                (7,073)      (332,559)         54,290          (285,993)
       Other current assets                                     (128,813)      (334,980)         22,035          (468,723)
       Accounts payable and accrued expenses                    (340,411)       (84,553)        905,514           906,832
       Accrued interest                                          (37,512)       154,858        (101,129)          777,002
       Deferred revenue                                          313,670              -               -           313,670
       Other                                                    (234,301)       236,139           5,573           (43,489)
                                                            ------------   ------------   -------------    --------------
        Net cash used in operating activities                (12,667,399)    (7,500,704)     (6,072,444)      (38,300,672)
                                                            ------------   ------------   -------------    --------------
Cash flows from investing activities:
 (Increase) decrease in restricted cash                                -      1,126,000      (1,126,000)                -
 Purchase of property and equipment                           (2,760,397)    (2,379,405)     (4,682,869)      (11,986,443)
 Patent costs                                                   (198,502)      (127,042)        (78,368)         (551,288)
 Purchase of short term investments                           (2,002,266)             -               -        (2,002,266)
 Other                                                                 -              -         (94,365)           69,750
                                                            ------------   ------------   -------------    --------------
        Net cash used in investing activities                 (4,961,165)    (1,380,447)     (5,981,602)      (14,470,247)
                                                            ------------   ------------   -------------    --------------
Cash flows from financing activities:
 Proceeds from notes payable                                   2,518,239      4,989,452       3,252,139        15,791,400
 Payments on notes payable                                    (1,969,138)    (2,144,704)       (574,418)       (4,878,260)
 Proceeds from line of credit                                    123,371      1,311,053       1,311,848         3,309,381
 Payments on line of credit                                   (1,018,738)    (1,741,540)       (448,659)       (3,208,937)
 Proceeds from convertible debt, net                           5,432,500      4,222,500               -         9,655,000
 Payments on convertible debt                                 (4,320,325)             -               -        (4,320,325)
 Proceeds from issuance of stock, net                         32,326,264      5,548,125       8,999,848        55,653,494
 Proceeds from issuance of warrants                                    -              -               -            65,000
 Other                                                            (5,628)      (151,032)        (30,122)         (186,782)
                                                            ------------   ------------   -------------    --------------
        Net cash provided by financing activities             33,086,545     12,033,854      12,510,636        71,879,971
                                                            ------------   ------------   -------------    --------------
Effect of exhange rate changes on cash and cash equivalents    1,647,473       (348,775)         32,722         1,393,484
                                                            ------------   ------------   -------------    --------------
Net increase in cash and cash equivalents                     17,105,454      2,803,928         489,312        20,502,536
Cash and cash equivalents, beginning of period                 3,397,082        593,154         103,842                 -
                                                            ------------   ------------   -------------    --------------
Cash and cash equivalents, end of period                    $ 20,502,536   $  3,397,082   $     593,154    $   20,502,536
                                                            ============   ============   =============    ==============
Supplemental cash flow disclosures:
 Cash payments for interest (net of amount capitalized)     $  1,142,738   $    250,616   $     263,897    $    1,738,516
                                                            ============   ============   =============    ==============

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND OPERATIONS OF THE COMPANY:

         Therapeutic Antibodies Inc. (the Company) was incorporated on August 10, 1984 for the purpose of engaging in the research, development, production and marketing of therapeutic antibodies that provide protection against venoms, drugs, toxins and infectious diseases. The Company is a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, and is devoting substantially all of its present efforts to research and development, including pre-production activities. Certain of the Company's research and development and product testing activities are carried out through affiliations with scientists at academic institutions around the world. These affiliations include preclinical and clinical research agreements, consulting agreements, patent and royalty agreements and facility leases. Inherent in the development stage is a range of risks including the need for, and uncertainty of, future financing. The Company also faces risks stemming from the nature of the biopharmaceutical industry, such as the risk of competition, the risk of regulatory change, including potential changes in health care coverage, uncertainties associated with obtaining and enforcing patents and proprietary technology, uncertainty of the approval of products by governmental agencies and risks related to fluctuations in interest rates and foreign currencies.

         Net losses have been incurred each year since its inception and the Company expects to incur operating losses during at least the next year due to continued spending on research, product development and increasing requirements for process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities, and administration. The Company will require additional financing until product sales or licensing fees are sufficient to generate positive cash flows from operations.

         On July 23, 1996, the Company completed an initial public offering of 4,190,477 shares of its Common Stock on the London Stock Exchange at
         L.5.25 ($8.14) per share raising total gross and net proceeds of approximately $34,100,000 and $30,400,000, respectively.
         Approximately $4,750,000 was used to repay the Company's 15% Notes and certain other indebtedness. The remainder of the net proceeds is being utilized to fund working capital, operations and capital expenditures.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         b. FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. dollars at period-end exchange rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the period. Translation adjustments are reported as a separate component of stockholders' equity. The effects of translation of intercompany loans to international subsidiaries which have been designated as long-term investments are also included in the separate component of stockholders' equity. The Company's initial public offering on the London Stock Exchange raised total proceeds of L.22,000,000 of which L.8,000,000 was converted to U.S. dollars and the balance was left in sterling. At December 31, 1996, the Company had approximately L.10,000,000 which were translated to U.S. dollars at the year end currency rate of 1.71, therefore, significantly increasing foreign currency gains for 1996. At March 7, 1997, the exchange rate had fallen to 1.60. Foreign currency transaction gains for the years ended December 31, 1996, 1995 and 1994 were $1,733,357, $3,054, and $509, respectively.

         c. CASH EQUIVALENTS AND SHORT TERM INVESTMENTS: All highly-liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

              Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and temporary cash investments. The Company places substantially all of its cash and temporary cash investments with one major financial institution. As of December 31, 1996, and at times throughout the period, cash balances were in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company has not experienced any losses in such accounts and believes no significant exposure from this concentration exists with respect to cash and temporary cash investments. The Company also maintains balances at a U.S. institution denominated in British sterling pounds.

              Short term investments consists of debt instruments. The carrying values of these short term investments approximates fair value at December 31, 1996.

         d. INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out) or market.

         e. PROPERTY AND EQUIPMENT: Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful life of the asset ranging from 5 to 20 years. Leasehold improvements are amortized over the shorter of their estimated life or the period of the related leases, including anticipated renewals for which the Company has an option.

         f. CARRYING VALUE OF LONG LIVED ASSETS: The carrying value of long lived assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, the carrying value is reduced to fair value.

         g. PATENT COSTS: Patent costs consist of legal fees associated with patent applications and filings. Once a patent is granted, costs are amortized using the straight-line method over 17 years from the patent grant date. Accumulated amortization was $22,059, $10,539 and $1,987 as of December 31, 1996, 1995 and 1994,
              respectively.

         h. REVENUE RECOGNITION: Revenues from sales of products are recognized at the time of shipment.

              The Company has received grants from the United Kingdom and Australia as a result of reaching certain employment levels and constructing production facilities. Grants related to employment levels and conducting clinical trials are recognized as income at the point in time that the conditions of the grant are satisfied. Grants related to construction of production facilities are recognized over the life of the facility.

         i. RESEARCH AND DEVELOPMENT COSTS: Research and development costs, costs for developing and improving manufacturing processes, pilot plant operations and inventories of products not yet approved for sale by governmental regulatory authorities are expensed when incurred.

         j. NET LOSS PER SHARE: The Company's net loss per share calculations for the years ended December 31, 1996, 1995 and 1994, and from inception through December 31, 1996, are based upon the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from stock options, warrants and other dilutive securities are excluded from the computations as their effect is antidilutive.

         k. VALUE-ADDED TAX RECEIVABLE: The Company's operations in the United Kingdom (U.K.) are subject to value-added tax (VAT) whereby the Company pays tax at a rate of 17.5% on most goods and services purchased. These VAT taxes are subject to refund based on returns which are filed quarterly with U.K. taxing authorities. In 1994, the Company determined it could file refunds for VAT paid in prior years in the amount of $475,760 which was recorded as revenue in 1994.

         l. FINANCIAL STATEMENTS ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


3.       PROPERTY AND EQUIPMENT:

         Property and equipment at December 31 consists of the following:


                                                          1996            1995
                                                    ---------------  --------------
                   Land                             $       639,266  $      584,074
                   Buildings and improvements             6,420,062       5,443,978
                   Construction in progress               1,420,018               0
                   Furniture, fixtures and
                     equipment                            7,078,837       5,721,990
                   Livestock                                861,286         366,126
                                                    ---------------  --------------
                                                         16,419,469      12,116,168
                   Accumulated depreciation               3,736,789       1,997,008
                                                    ---------------  --------------
                                                    $    12,682,680  $   10,119,160
                                                    ===============  ==============




         Buildings and improvements includes $38,288 of capitalized interest associated with the construction of a building in Australia in 1996 and $491,408 with the construction of buildings in the United Kingdom in 1995.

4. NOTES PAYABLE:
   Notes payable at December 31 consist of:

                                                                                                         1996         1995
                                                                                                     ------------- -----------
    6% convertible notes payable, principal due October 1, 2000, interest due semi-annually
      on April 1 and October 1                                                                       $   2,905,000 $ 4,222,500

    Capital lease payable to Aberlyn Capital Management Limited Partnership, interest at 14.5%-18%, collateralized by equipment in the United Kingdom with a net book value of $3.3 million with
      monthly payments of $113,000 required through January 2000                                         2,714,413   3,591,895

    8.5% note payable to Sun Trust Bank, collateralized by personal guarantees of certain of
      the Company's directors; principal and accrued interest was repaid in April 1996                           -     950,000

    11.5% note payable to Equitas, LP, principal due July 2000, interest due quarterly in November, February, May, and August, collateralized by various assets of the
      Company's subsidiaries and common shares of the Company's subsidiary, Polyclonal
      Antibodies, Ltd.                                                                                     800,000     800,000

    13% note payable to Lakewood Partners, principal due December 1997, interest due monthly;                    -     500,000
      outstanding principal and accrued interest paid in September 1996

    9% to 12% unsecured notes payable to officers of the Company, principal and interest due
      December 1998                                                                                        250,000     375,000

    Notes payable to Welsh Development Agency, interest at 1% over Barclays Bank base lending rate, repayable by conversion of 150,000 warrants to purchase the Company's common stock ; on October 21, 1996 outstanding debt and accrued interest was repaid by conversion
      to 150,000 shares of the Company's stock                                                                   -     465,900

    Note payable to Bank of Wales PLC, collateralized by certain real property in the United
      Kingdom, interest at 2.5% over Bank of Wales lending rate (effective rate of 8.5% at
      December 31, 1996), principal and interest due monthly over 10 years beginning
      February 1995                                                                                        450,239     443,527

    11% note payable to South Australian Minister for Primary Industries, collateralized by building and equipment, principal repayable in annual installments over ten years
      beginning in 1996                                                                                  1,576,193     259,526

    15% unsecured promissory notes payable to an officer of the Company, interest due quarterly,
      principal due December 1998                                                                          750,000           -

    Capital equipment leases, interest rates from 13.2% to 19.5%, principal and interest payable
      monthly through 2001                                                                                 266,682     190,330

    8% unsecured note payable to Avantec, Inc., interest due monthly, principal due October 1998           100,000     100,000

    6% note payable to CATO, Inc., interest due semi-annually, principal due December 31, 2000             100,000           -

    Other                                                                                                  126,555     175,600
                                                                                                     ------------- -----------
                                                                                                        10,039,082  12,074,278
    Less current portion                                                                                 1,446,327   2,478,858
                                                                                                     ------------- -----------
                                                                                                     $   8,592,755 $ 9,595,420
                                                                                                     ============= ===========

         In August 1995, the Company initiated a private placement of its 6% Convertible Notes due October 1, 2000 (the "6% Notes"). Interest on the 6% Notes is payable semi-annually and the notes are convertible into shares of the Company's common stock at $8.00 per share at any time prior to maturity upon the election of the holder. The 6% Notes are not collateralized. In January 1996, the Company offered each holder of the 6% Notes the opportunity to exchange all or a portion of their 6% Notes for shares of the Company's common stock at the rate of $5.50 per share until February 9, 1996. Pursuant to this offer, the holders of $2,565,105 aggregate amount of principal and accrued interest on the 6% Notes elected to tender their 6% Notes to the Company in exchange for 466,383 shares of common stock. This exchange conversion resulted in a non-cash debt conversion expense of $801,597.

         The Company has entered into capital lease agreements with Aberlyn Capital Management Limited Partnership under which it has financed $1,000,000 at 18% and $3,203,573 at 14.5%. Principal amounts mature from October 1998 through January 2000. Payments of $113,000 are due monthly. In connection with the agreement, the Company issued warrants in 1995 and 1994 to purchase a total of 102,514 shares of the Company's common stock at $5.00 per share. In addition, if the Company chooses to retire early any of the $1,000,000 financed under the agreements, the Company is required to issue warrants to Aberlyn to purchase up to 12,500 shares at $8.00 per share.

         In 1995, the Company obtained the proceeds of an $800,000 loan from Equitas LP. The loan agreement provides for interest at an annual rate of 11.5% to be paid quarterly. Principal is due in full at maturity on July 24, 2000. The lender received warrants to purchase 22,198 shares of the Company's common stock at $8.00 per share. The loan is collateralized by accounts receivable, antisera inventory, and livestock from certain of the Company's subsidiaries as well as limited guarantees from those subsidiaries. This loan is additionally collateralized by the common shares of the Company's subsidiary, Polyclonal Antibodies, Limited (PAL).

         In 1995 the Company executed a $500,000 promissory note with Lakewood Partners, a Tennessee general partnership. In connection with the financing, the Company issued warrants to purchase a total of 25,000 shares of the Company's common stock at $8.00 per share. On September 3, 1996, the Company repaid the $500,000 principal amount along with accrued interest to date.

         The Company had a 150,000 British pounds sterling note payable to Welsh Development Agency. The Welsh Development Agency had the right to convert 90,000 warrants into the Company's common stock at 1.11 British pounds sterling per share in lieu of repayment of L.100,000 of the outstanding balance. In October 1996, the Company repaid L.50,000 and accrued interest thereon and issued 90,000 shares of the Company's common stock as payment in full for the outstanding loan.

         During 1995, TAb Wales, Ltd. obtained additional funds of 150,000 British pounds sterling from the Welsh Development Agency in the form of a note payable which was repayable by conversion of warrants to purchase 60,000 shares of the Company's common stock at 2.50 British pounds sterling per share. In October 1996, the Company issued 60,000 shares of its common stock as repayment in full for the note.

         In January 1995, financing of $465,900 was obtained from Bank of Wales PLC collateralized by certain property in the United Kingdom. The note is repayable over 10 years beginning in February 1995. Interest is paid at 2.5% over Bank of Wales base lending rate (effective rate of 8.5% at December 31, 1996).

         The Company's subsidiary, TAb Australia Pty. Ltd., has a loan agreement with the South Australian Minister for Primary Industries. The agreement allows TAb Australia Pty. Ltd. to draw up to $2,000,000 Australian dollars ($1,589,400 U.S. dollars) to assist with construction and equipment of buildings at its Turretfield location in South Australia. The loan is to be repaid over ten years in equal annual installments of principal. Interest is due annually at 11% per annum. The loan is collateralized by a mortgage on the building and equipment purchased. As of December 31, 1996, the Company had drawn approximately $1,576,000 U.S. dollars on this loan.

         In June 1996, the Company completed a private placement of $5,000,000 principal amount of the Company's 15% Subordinated Promissory Notes due May 1, 1997, of which $4,250,000 were issued for cash and $750,000 were issued upon conversion of existing indebtedness. Each $250,000 unit of the 15% Notes was accompanied by a Stock Purchase Warrant to purchase 18,000 shares of Common Stock at $8.00 per share. Warrants to purchase 360,000 shares of Common Stock were issued in connection with the 15% Notes. On August 24, 1996, the Company redeemed, for cash, $4,250,000 principal amount of the 15% Notes and accrued interest thereon.

         In April 1996, an officer of the Company made a short-term unsecured loan to the Company of $1,000,000. Interest was charged at 12%. In May, the officer converted $750,000 principal amount of the 12% Note into an equal amount of the Company's 15% Notes. The $250,000 principal balance on the 12% Note is payable in full together with accrued interest in December 1998.

         The Company has available lines of credit at December 31, 1996 totaling 100,000 British pounds sterling with the Bank of Scotland and its subsidiary, Bank of Wales PLC, in the United Kingdom. These lines of credit are collateralized by the guarantee of the Company and are due on demand. Interest is paid at 2.5% over the relevant bank's base lending rate (effective rate of 8.5% at December 31, 1996). At December 31, 1996, there were no outstanding borrowings on these lines of credit.

         The weighted average interest rate on all short-term borrowings outstanding at December 31, 1996 and 1995 was 11.6% and 9.7%, respectively.

         Aggregate maturities of fixed payment on notes payable for the next five years follow:

               YEARS ENDING
               DECEMBER 31:
               ------------
                   1997                                     $       1,446,327
                   1998                                             2,477,890
                   1999                                               826,833
                   2000                                             4,049,496
                   2001                                               201,420
                Thereafter                                          1,037,116
                                                            -----------------
                                                            $      10,039,082
                                                            =================

         At December 31, 1996 and 1995, $2,250,896 and $1,345,408,
         respectively, of the Company's debt obligations were denominated in British pounds sterling or Australian dollars and were translated to U.S. dollars at year-end exchange rates. The Company is subject to foreign currency risk to the extent that exchange rates between the U.S. dollar and the foreign currencies change. For accounting purposes, changes in exchange rates for the debt obligations result in translation adjustments which are reported as part of the separate component of stockholders' equity. At December 31, 1996 and 1995, the amount included in the cumulative translation adjustment related to the Company's debt obligations was $97,019 of loss and $16,547 of gain, respectively. The Company does not hedge its exposure to foreign currency risks. The Company estimates that the fair value of its long-term debt is not substantially different from its book value.

5.       INCOME TAXES:

         Under SFAS No. 109, Accounting for Income Taxes, deferred income taxes are recognized for future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company determined that at December 31, 1996 and 1995 its ability to realize future benefits of deferred tax assets did not meet the "more likely than not" criteria in SFAS No. 109. The components of the net deferred tax liability recognized in the accompanying consolidated balance sheet are as follows:

                                                              DECEMBER 31,
                                                         1996             1995
                                                  ----------------   --------------
                Deferred tax liability            $       (409,636)  $     (398,541)
                Deferred tax asset                      13,587,078        9,542,970
                Valuation allowance                    (13,177,442)      (9,144,429)
                                                  ----------------   --------------
                                                  $         -        $    -
                                                  ================   ==============

         The deferred tax liability arose due to tax differences in the bases of assets and liabilities relative to the acquisition of Polyclonal Antibodies, Ltd. The deferred tax asset arises primarily from the Company's net operating loss carryforwards of approximately $39,315,000. The Company has approximately $207,000 of research and development tax credits available to offset future federal income tax. United States net operating losses carryforwards (NOLs) and research and development tax credits (R&D credits) expire as follows:

                                                                                                       R&D
                                    YEARS ENDING DECEMBER 31,                   NOL                  CREDITS
                                    -------------------------            -----------------       ----------------
                                              1999                       $          74,000
                                              2000                                 148,000
                                              2001                                  52,000
                                              2002                                 225,000
                                              2003                                 572,000       $          1,000
                                              2004                                 683,000                 13,000
                                              2005                               1,290,000                 39,000
                                              2006                               1,987,000                 19,000
                                              2007                               2,372,000                 25,000
                                              2008                               3,763,000                 23,000
                                              2009                               3,441,000                 36,000
                                              2010                               5,683,000                 25,000
                                              2011                               7,899,000                 26,000
                                                                         -----------------       ----------------
                                                                         $      28,189,000       $        207,000
                                                                         =================       ================

         United Kingdom NOLs of $10,467,000, Australian NOLs of $562,000 and New Zealand NOLs of $97,000, which are not included in the table above, may be carried forward indefinitely.

6.       STOCK WARRANTS AND STOCK OPTIONS:

         At December 31, 1996 there were warrants outstanding to purchase 1,726,738 shares of the Company's common stock at prices ranging from $.60 to $8.00 (average price of $3.59) per share. All outstanding warrants expire from 1997 to 2000.

         Activity in stock warrants is as follows:

                                                                        EXERCISE PRICE        NUMBER OF
                                                                          PER SHARE           WARRANTS
                                                                        -------------        ----------
                 Outstanding at December 31, 1993                       $   .50-$3.50        2,100,333
                    Granted                                             $  4.50-$5.00           61,250
                    Forfeited                                                       -            -
                    Exercised                                                       -            -
                                                                                             ---------

                 Outstanding at December 31, 1994                       $   .50-$5.00        2,161,583
                    Granted                                             $  4.00-$8.00          241,287
                    Forfeited                                                       -            -
                    Exercised                                           $  .50-$  .75          (99,735)
                                                                                             ---------

                 Outstanding at December 31, 1995                       $   .60-$8.00        2,303,135
                    Granted                                                     $8.00          366,500
                    Forfeited                                                       -            -
                    Exercised                                           $   .75-$4.50         (942,897)
                                                                                             ---------
                 Outstanding at December 31, 1996                       $   .60-$8.00        1,726,738
                                                                                             =========

         On April 26, 1996, the Board of Directors of the Company amended the Therapeutic Antibodies Inc. 1990 Stock Incentive Plan (the Plan). Up to 1,650,000 shares of the Company's common stock may be subject to incentives under the Plan. The Plan provides for the grant to key employees, advisors, officers and directors of the Company of stock options complying with Section 422A of the Internal Revenue Code (qualified options) or options not qualifying under such provision (nonqualified options) as well as stock appreciation rights (SARs). The Plan provides for adjustment of the number of shares available under the Plan in the event of stock splits, stock dividends and certain other events. The Plan also provides that if the Company shall not be the surviving corporation in a business combination, the holder of an outstanding option will be entitled to purchase stock in the surviving corporation on the same terms and conditions as the options. Options are nontransferable, and options and SARs are subject to any restrictions contained in the grant and applicable securities laws. Options to purchase 1,612,376 shares of the Company's common stock were outstanding at December 31, 1996 at prices ranging from $1.25 to $8.18 under the Plan (average price of $4.12). All options granted since 1992 have a five year contractual life. The average contractual life of all the options at December 31, 1996 is approximately 3.9 years. Generally, the Company grants options with a graded vesting requirement which typically vests ratably over one to five years. The options are issued at or above the fair value of the underlying stock at date of grant. At December 31, 1996, 927,426 options were exercisable at a weighted average price of $2.81. All options expire from 1997 to 2002.

         Activity in stock options is as follows:

                                                         EXERCISE PRICE        NUMBER OF          WEIGHTED
                                                           PER SHARE           OPTIONS         AVERAGE PRICE
                                                          --------------------------------------------------
                Outstanding at December 31, 1993          $1.25-$3.50           799,647
                            Granted                             $4.50           136,000
                            Forfeited                               -                 -
                            Exercised                               -                 -
                                                                              ---------

                Outstanding at December 31, 1994          $1.25-$4.50           935,647
                            Granted                       $4.50-$6.00           245,550
                            Forfeited                     $2.40-$4.50           (72,571)
                            Exercised                               -                 -
                                                                              ---------

                Outstanding at December 31, 1995          $1.25-$6.00         1,108,626           $3.10
                            Granted                       $6.00-$8.18           538,050           $6.12
                            Forfeited                           $6.00            (1,300)          $6.00
                            Exercised                     $2.40-$3.00           (33,000)          $2.49
                                                                              ---------
                Outstanding at December 31, 1996          $1.25-$8.18         1,612,376           $4.12
                                                                              =========

         As permitted by SFAS No. 123, Accounting for Stock Based Compensation, the Company follows the provisions of APB Opinion 25 and related interpretations in accounting for its stock option grants. Compensation cost has not been recognized for options issued under the plan. If compensation cost had been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123 there would not have been a material impact on the reported amount of the Company's net income and net income per share.

7.       COMMITMENTS:

         ROYALTY COMMITMENT: In 1992, the Company entered into a patent sale and royalty agreement with scientists who at the time worked at the University of Arizona. Under the agreement, the Company purchased the scientists' rights under their U.S. patent and certain U.S. patent applications. The Company agreed to pay royalties to the sellers with respect to products developed and sold under the patents. Currently, no royalty payments have yet been required under this agreement.

         LEASES: The Company leases laboratory and office space under operating leases. Aggregate rent expense incurred under these leases was approximately $190,248 in 1996, $126,000 in 1995 and $62,000 in
         1994. Future minimum rental commitments under noncancelable operating leases as of December 31, 1996 are as follows:

                   YEARS ENDING
                   DECEMBER 31,
                   ------------
                      1997                                  $    283,173
                      1998                                       251,143
                      1999                                       233,956
                      2000                                       145,904
                     Thereafter                                   11,421
                                                            ------------
                                                            $    925,596
                                                            ============

8.       RELATED PARTY TRANSACTIONS:

         The Company incurred interest expense and loan guarantee fees of $115,241, $17,380 and $50,695 in the years ended December 31, 1996,
         1995 and 1994, respectively, on notes payable to certain directors of the Company and loan guarantees made by certain directors on behalf of the Company in order to obtain short-term loan financing.

9.  INTERNATIONAL OPERATIONS:

     The Company conducts its activities in the U.S., the United Kingdom, New Zealand and Australia. International operations are primarily located in the United Kingdom. Intercompany sales between regions are made at cost plus markup. Summarized financial data by region are as follows:

         1996                                U.S.         INTERNATIONAL        ELIMINATIONS             NET
         ----                           -------------    ---------------       ------------       ---------------
         Revenues:
            Trade                       $   1,184,619    $       350,392        $     -           $     1,535,011
            Foreign Currency Gain           1,733,357               -                 -                 1,733,357
            Intercompany (a)                1,301,702          5,318,319         (6,620,021)                -
                                        -------------    ---------------        -----------       ---------------
                                        $   4,219,678    $     5,668,711        $(6,620,021)      $     3,268,368
                                        =============    ===============        ===========       ===============
         R & D expense (a)              $   5,279,302    $     7,357,849        $(2,954,888)      $     9,682,263
                                        =============    ===============        ===========       ===============
         Net loss                       $  (5,468,662)   $    (5,223,305)       $(2,054,150)      $   (12,746,117)
                                        =============    ===============        ===========       ===============
         Capital expenditures           $      97,011    $     2,663,386        $      -          $     2,760,397
                                        =============    ===============        ===========       ===============
         Identifiable assets            $  24,048,275    $    13,143,715        $   (12,000)      $    37,179,990
                                        =============    ===============        ===========       ===============




         1995                                U.S.        INTERNATIONAL          ELIMINATIONS           NET
         ----                           ------------     --------------         ------------      -------------
         Revenues:
            Trade                       $    466,945     $      283,545         $       -         $     750,490
            Intercompany (a)               1,017,517          3,415,826           (4,433,343)              -
                                        ------------     --------------         ------------      -------------
                                        $  1,484,462     $    3,699,371         $ (4,433,343)     $     750,490
                                        ============     ==============         ============      =============
         R & D expense (a)              $  4,455,668     $    5,436,117         $ (3,442,291)     $   6,449,494
                                        ============     ==============         ============      =============
         Net loss                       $ (5,039,977)    $   (4,108,795)        $     48,734      $  (9,100,038)
                                        ============     ==============         ============      =============
         Capital expenditures           $    213,894     $    2,165,511         $       -         $   2,379,405
                                        ============     ==============         ============      =============
         Identifiable assets            $  5,049,705     $   10,385,116         $   (277,722)     $  15,157,099
                                        ============     ==============         ============      =============

         1994                                U.S.          INTERNATIONAL         ELIMINATIONS           NET
         ----                           -------------    ---------------        ------------      --------------
         Revenues:
            Trade                       $     210,543    $       919,780        $       -         $    1,130,323
            Intercompany (a)                  404,614          2,805,289          (3,209,903)              -
                                        -------------    ---------------        ------------      --------------
                                        $     615,157    $     3,725,069        $ (3,209,903)     $    1,130,323
                                        =============    ===============        ============      ==============
         R & D expense (a)              $   2,752,658    $     4,912,720        $ (2,557,484)     $    5,107,894
                                        =============    ===============        ============      ==============
         Net loss                       $  (3,728,193)   $    (2,741,268)       $   (248,292)     $   (6,717,753)
                                        =============    ===============        ============      ==============
         Capital expenditures           $      20,664    $     4,662,205        $       -         $    4,682,869
                                        =============    ===============        ============      ==============
         Identifiable assets            $   1,787,953    $    10,595,179        $   (279,138)     $   12,103,994
                                        =============    ===============        ============      ==============


      (a) Intercompany revenues include interest income earned by the U.S. parent company on loans made to international subsidiaries and sales of product to, and the performance of contract research and development for, the U.S. parent company by international subsidiaries on a cost plus markup basis. The intercompany account associated with this activity is eliminated in consolidation.


10.   NONCASH INVESTING AND FINANCING ACTIVITIES:

      During 1994, the Company issued 95,901 shares of the Company's common stock in settlement of notes payable by the Company in the amounts of $383,604.

      On February 9, 1996, the Company issued 466,383 shares of common stock in exchange for $2,500,000 of principal and $65,105 of accrued interest on the 6% Notes.

      In May, 1996 an officer of the Company converted $750,000 principal of the 12% Note into an equal principal amount of the Company's 15% Notes.

      On October 21, 1996 the Company issued 150,000 shares of common stock in exchange for L.250,000 of principal on the two notes payable to the Welsh Development Agency.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 1997.




ITEM 11.         EXECUTIVE COMPENSATION

                 Information with respect to the compensation of the Company's executive officers is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 1997, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.





ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Information with respect to the security ownership of certain beneficial owners of the Company's common stock and management is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 1997.





ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 1997.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a). The following documents are being filed as part of this Report.

1.               Financial Statements.

                 See Item 8 herein.

2.               Financial Statement Schedules

                 Independent Auditors Report (see Item 8 herein).

                 All schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.               Exhibits.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
--------                          -----------------------
 3.1             -        Amended and Restated Articles of Incorporation of Therapeutic Antibodies Inc. (6)

 3.2             -        Amended and Restated Bylaws of Therapeutic Antibodies Inc. (6)

 4.1             -        Form of Note Purchase Agreement with respect to the Company's 15% Promissory Note due May 1,
                          1997. (4)

 4.2             -        Specimen of 15% Promissory Note due May 1, 1997. (4)

10.1             -        Marketing Agreement, as amended, dated January 1, 1990, between Swedish Orphan AB and the
                          Company. (1)

10.2             -        Contract for the Production of Sheep Anti-Human IgG, dated October 5, 1992, between Baxter
                          Germany and the Company. (1)

10.3             -        Distribution Agreement, as amended, dated April 1, 1993, among Helena Laboratories and the
                          Company. (1)

10.4             -        Contract Services Agreement, dated December 16, 1991, between Ministry of Agriculture and
                          Fisheries and the Company. (1)

10.5             -        Agreement, dated  December 16, 1991, between Ministry of Fisheries (now AgResearch) and the
                          Company. (1)

10.6             -        Office Lease Agreement. as amended, dated August 28, 1990, between Summit Place Limited and the
                          Company. (1)


10.7             -        Lease, dated January 9, 1992, between The Medical College of St. Bartholomew's Hospital in the
                          City of London and the Company. (1)


10.8             -        Office Lease Agreement, dated January 29, 1997, between Vanderbilt University and the Company.
                          (filed herewith)

10.9             -        Sublease, dated January 29, 1997, between Platinum Entertainment, Inc., as Sublessor, and the
                          Company, as Sublessee. (filed herewith)

10.10            -        Assignment of 14/15 Newbury Street London EC1A 7HU, dated February 1, 1996, between Immunogen
                          International Limited, as Assignor, and TAb London Limited, as Assignee. (filed herewith)

10.11            -        1990 Stock Incentive Plan, as amended. (6)

10.12            -        Basic Cooperation/Joint Program Agreement, dated August 30, 1995, between Nigerian Federal
                          Ministry of Health and Therapeutic Antibodies Inc. (2)

10.13            -        Memorandum of Lease, dated August 1, 1995, between Minister for Primary Industries, as Lessor, and TAb Australia Pty. Limited, as Lessee (Turretfield lease). (2)

10.14            -        Registration and Distribution Agreement, dated August 31, 1995, between Therapeutic Antibodies
                          Inc. and F.H. Faulding & Co. Limited. (2)

10.15            -        Loan Agreement, dated July 10, 1995, between Minister for Primary Industries and TAb Australia
                          Pty. Ltd. and Deed of Charge, dated July 10, 1995, between Minister for Primary Industries and
                          TAb Australia Pty. Ltd. (2)

10.16            -        Lease Assignment, dated February 1, 1996, between Immunogen International Limited and TAb
                          London Limited (3)

10.17            -        Assignment, dated April 29, 1996, between Minister for Industry, Manufacturing, Small Business and Regional Development and TAb Australia, Pty. Ltd. (4)

10.18            -        Agistment Agreement, dated August 29, 1996, between Martindale Holdings Pty Ltd. and TAb.
                          Australia Pty Ltd. (5)

10.19            -        Clinical Trials and Registration Agreement, dated October 4, 1996, between Therapeutic
                          Antibodies Inc. and F.H. Faulding & Co. Limited. (filed herewith)

10.20            -        Service Agreement, dated July 5, 1996, between Professor John Landon and the Company. (filed herewith)

10.21            -        Service Agreement, dated July 5, 1996, between Professor Tim Chard and the Company. (filed herewith)

11.1             -        Statement re: computation of per share earnings.

21.1             -        List of subsidiaries of the Registrant. (1)

27               -        Financial Data Schedule (for SEC use only)


(1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form 10, filed on May 1, 1995, File No. 0-25978.

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on From 10-Q for the quarterly period ended September 30, 1995, File No. 0-25978.

(3) Incorporated by reference to exhibits filed with the Company's Quarterly Report on From 10-Q for the quarterly period ended March 31, 1996, File No. 0-25978.

(4) Incorporated by reference to exhibits filed with the Company's Quarterly Report on From 10-Q for the quarterly period ended June 30, 1996, File No. 0-25978.

(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on From 10-Q for the quarterly period ended September 30, 1996, File No. 0-25978.

(6) Incorporated by reference to appendices filed with the Company's Proxy Statement relating to the Special Meeting of Shareholders held on July 5, 1996. File No. 0-25978.

(b).             Reports on Form 8-K.
                                     None.


(c).             Compensatory Plans or Arrangements.

The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K.

                        Exhibit Number                                    Exhibit
                        --------------                                    -------
                            10.11                  1990 Stock Incentive Plan, as amended. (6)

                            10.20                  Service Agreement, dated July 5, 1996, between Professor
                                                   John Landon and the Company

                            10.21                  Service Agreement, between July 5, 1996, between Professor
                                                   Tim Chard and the Company


                 (6) Incorporated by reference to appendices filed with the Company's Proxy Statement relating to the Special Meeting of Shareholders held on July 5, 1996.
                          File No. 0-25978.


(d).             Financial Statement Schedules Excluded from Annual Report to
                 Shareholders.

                 None.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THERAPEUTIC ANTIBODIES INC.


                                       By:  /s/ Martin S. Brown
                                           -----------------------------------
                                            Martin S. Brown
                                            Chairman of the Board and
                                            Chief Executive Officer
Date:  MARCH 27, 1997

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                                              TITLE                                      DATE
----                                                              -----                                      ----
 /s/ Martin S. Brown                                   Chairman of the Board and                        March 27, 1997
-----------------------------------------------        Chief Executive Officer
Martin S. Brown

/s/ Robert D. Brown                                    Vice President and Controller                    March 27, 1997
-----------------------------------------------        (Principal financial and accounting officer)
Robert D. Brown

/s/ A. J. Kazimi                                       President and Director                           March 27, 1997
-----------------------------------------------
A.J. Kazimi

/s/ Harry G. Browne, M.D.                              Vice Chairman, Director, Secretary and           March 27, 1997
-----------------------------------------------        Senior Vice President-Scientific Affairs
Harry G. Browne, M.D.

 /s/ John Landon, M.D.                                 Executive Vice President-Research                March 27, 1997
-----------------------------------------------        and Development and Director
John Landon, M.D.

/s/ Tim Chard, M.D.                                    Senior Vice President-Research and               March 27, 1997
-----------------------------------------------        Development Administration and Director
Tim Chard, M.D.

/s/ Thomas G. Andrews                                  Director                                         March 27, 1997
-----------------------------------------------
Thomas G. Andrews

/s/ Robin Baillie                                      Director                                         March 27, 1997
-----------------------------------------------
Robin Baillie

/s/ Robert C. Hilton                                   Director                                         March 27, 1997
-----------------------------------------------
Robert C. Hilton

/s/ John W. Robb                                       Director                                         March 27, 1997
-----------------------------------------------
John W. Robb

/s/ Steven L. Stroup, M.D.                             Director                                         March 27, 1997
-----------------------------------------------
Steven L. Stroup, M.D.

/s/ Joseph D. Williams                                 Director                                         March 27, 1997
-----------------------------------------------
Joseph D. Williams
