Form 10-Q
period 1997-03-31
THERAPEUTIC ANTIBODIES INC /DE
filed 1997-05-15
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1997, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________.

                          COMMISSION FILE NO.: 0-25978
                                              ---------

                           THERAPEUTIC ANTIBODIES INC.
              ------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                  62-1212485
        -------------------------------                ----------------
        (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)                Identification No.)

       1207 17TH AVENUE SOUTH, SUITE 103
             NASHVILLE, TENNESSEE                            37212
             --------------------                            -----
   (Address of Principal Executive Offices)                (Zip Code)

                (615) 327-1027
        -------------------------------
        (Registrant's Telephone Number,
             Including Area Code)

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

                  YES    X            NO
                      ------             -------

         As of May 14, 1997, 22,488,221 shares of the registrant's Common Stock
were outstanding.            ----------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                  ASSETS

                                                                   March 31, 1997     December 31, 1996
                                                                   --------------     -----------------
                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                        $ 12,306,601         $ 20,502,536
   Short-term investments                                              5,398,705            2,002,266
   Trade receivables                                                      58,102              101,281
   Value added tax receivable                                            203,860              251,186
   Inventories                                                           448,488              400,167
   Other current assets                                                  761,356              474,412
                                                                    ------------         ------------

                 Total current assets                                 19,177,112           23,731,848

Property and equipment, net                                           12,082,551           12,682,680
Patent costs, net                                                        562,682              529,228
Other assets, net                                                        218,342              236,234
                                                                    ------------         ------------

                  Total assets                                      $ 32,040,687         $ 37,179,990
                                                                    ============         ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                            $    935,642         $    936,591
   Accrued interest                                                      177,355              161,367
   Current portion of notes payable                                    1,273,022            1,446,327
                                                                    ------------         ------------
                  Total current liabilities                            2,386,019            2,544,285

Notes payable, net of current portion                                  8,358,480            8,592,755
Deferred revenue                                                         588,763              656,170
Other liabilities                                                        163,950              171,250
                                                                    ------------         ------------

                  Total liabilities                                   11,497,212           11,964,460
                                                                    ------------         ------------

Stockholders' equity:
   Common stock - par value $.001 per share;
   30,000,000 shares authorized; 22,373,692 -
       March 31, 1997 and 22,353,692 - December
       31, 1996 issued and outstanding                                    22,374               22,354
   Additional paid-in capital                                         67,104,278           67,082,048
   Deficit accumulated during the development
   stage (1984-1997)                                                 (46,872,504)         (42,564,665)
   Cumulative translation adjustment                                     289,327              675,793
                                                                    ------------         ------------

                  Total stockholders' equity                          20,543,475           25,215,530
                                                                    ------------         ------------

                  Total liabilities and stockholders' equity        $ 32,040,687         $ 37,179,990
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

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  For the Cummulative
                                                           For the Three Months Ended              Development Stage
                                                                     March 31,                    from August 10, 1994
                                                      ------------------------------------        (inception) Through
                                                           1997                   1996              March 31, 1997
                                                      ------------              ----------        ------------------
Revenues:
    Sales and contract revenue                        $     87,415           $     36,760           $  2,485,644
    Licensing revenue                                       62,305                   --                  305,805
    Interest income                                        283,858                 18,996              1,320,033
    Grant income                                            10,206                  9,572                537,156
    Value-added tax and insurance recoveries                  --                     --                  577,170
    Foreign currency gains                                    --                     --                1,785,984
    Other                                                   15,157                 14,357                155,963
                                                      ------------           ------------           ------------

                                                           458,941                 79,685              7,167,755
                                                      ------------           ------------           ------------


Expenses:
    Cost of sales and contract revenue                      52,659                  9,672                487,076
    Research and development                             2,590,687              1,836,995             33,795,749
    General and administrative                             641,672                447,868              9,398,341
    Marketing and distribution                              87,654                 62,062              1,449,609
    Depreciation and amortization                          367,753                333,200              4,235,501
    Interest                                               282,367                314,805              3,010,991
    Debt conversion expense                                   --                  801,597                801,597
    Foreign currency losses                                743,988                   --                  743,988
    Other                                                     --                     --                  117,407
                                                      ------------           ------------           ------------

                                                         4,766,780              3,806,199             54,040,259
                                                      ------------           ------------           ------------

                     Net loss                         $ (4,307,839)          $ (3,726,514)          $(46,872,504)
                                                      ============           ============           ============


Net loss per share                                    $      (0.19)          $      (0.22)          $      (5.12)
                                                      ============           ============           ============

Weighted average shares used in
    computing net loss per share                        22,363,692             16,849,345              9,160,503
                                                      ============           ============           ============


The accompanying notes are an integral part of the financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                              For the Cummulative
                                                                         For the Three Months Ended            Development Stage
                                                                                 March 31,                    from August 10, 1994
                                                                       -------------------------------        (Inception) Through
                                                                            1997              1996              March 31, 1997
                                                                       ------------         ----------        ------------------
Cash flows from operating activities:
  Net loss                                                            $ (4,307,839)            (3,726,514)           (46,872,504)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                         367,753                333,200              4,235,501
     Foreign currency (gain) loss                                          743,988                   --               (1,041,996)
     Warrant expense                                                          --                     --                  193,994
     Compensation expense                                                    5,000                   --                   67,431
     Debt conversion expense                                                  --                  801,597                801,597
     Changes in:
        Trade receivable                                                    77,770                 34,421                  2,678
        Inventories                                                        (48,321)                68,145               (334,314)
        Other current assets                                              (291,931)                55,768               (760,654)
        Accounts payable and accrued expenses                               18,908               (421,473)               925,740
        Accrued interest                                                    16,487                (14,141)               793,489
        Deferred revenue                                                   (44,601)                  --                  269,069
        Other                                                                 --                     --                  (43,489)
                                                                      ------------           ------------           ------------

  Net cash used in operating activities                                 (3,462,786)            (2,868,997)           (41,763,458)
                                                                      ------------           ------------           ------------

Cash flows from investing activities:
     Purchase of property and equipment                                   (372,014)              (282,165)           (12,358,457)
     Patent costs                                                          (37,379)               (58,805)              (588,667)
     Purchase of short term investments                                 (3,396,439)                  --               (5,398,705)
     Other                                                                    --                  (22,773)                69,750
                                                                      ------------           ------------           ------------

  Net cash used in investing activities                                 (3,805,832)              (363,743)           (18,276,079)
                                                                      ------------           ------------           ------------

Cash flows from financing activities:
    Proceeds from notes payable                                             37,779                 51,860             15,829,179
    Payments on notes payable                                             (278,285)              (707,621)            (5,156,545)
    Proceeds from line of credit                                              --                   16,426              3,309,381
    Payments on line of credit                                            (100,444)              (568,581)            (3,309,381)
    Proceeds from convertible debt, net                                       --                1,081,732              9,655,000
    Payments on convertible debt                                              --                     --               (4,320,325)
    Proceeds from issuance of stock, net                                    17,250                654,946             55,670,744
    Proceeds from issuance of warrants                                        --                     --                   65,000
    Other                                                                     --                     --                 (186,782)
                                                                      ------------           ------------           ------------

   Net cash (used in) provided by financing activities                    (323,700)               528,762             71,556,271
                                                                      ------------           ------------           ------------

Effect of exchange rate changes on cash and cash equivalents              (603,616)                58,625                789,867
                                                                      ------------           ------------           ------------

Net increase in cash and cash equivalents                               (8,195,934)            (2,645,353)            12,306,601

Cash and cash equivalents at beginning of period                        20,502,535              3,397,082                   --
                                                                      ------------           ------------           ------------

Cash and cash equivalents at end of period                            $ 12,306,601                751,729             12,306,601
                                                                      ============           ============           ============

The accompanying notes are an integral part of the financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1997



NOTE 1 - BASIS OF PRESENTATION

The accompanying first quarter financial statements are unaudited, but include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for such periods.

The unaudited first quarter consolidated financial statements should be read in conjunction with the audited December 31, 1996 consolidated financial statements of the Company. The December 31, 1996 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 during the fourth quarter of 1997 as required and does not expect it to have a material impact on the calculation of net income per share.

                        REPORT OF INDEPENDENT ACCOUNTANTS



BOARD OF DIRECTORS
THERAPEUTIC ANTIBODIES INC.

We have reviewed the condensed consolidated balance sheet of Therapeutic Antibodies Inc. and Subsidiaries at March 31, 1997 and the related condensed consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not expressed herein); and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ COOPERS & LYBRAND L.L.P.


COOPERS & LYBRAND L.L.P.

Louisville, Kentucky
May 12, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto. This discussion and analysis contains both historical and forward looking information. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be significantly impacted by certain risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include but are not limited to, changes on the regulation of the pharmaceutical industry, both in the United States and internationally, changes in pharmaceutical product testing or approval standards, both in the United States and internationally, competitive pressures on the pharmaceutical industry and the Company's response thereto, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

GENERAL

         Therapeutic Antibodies Inc. ("TAb" or the "Company") has been in the development stage since inception in 1984, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. Since inception the Company's revenues have been from contract agreements with corporate partners, product sales, grant income, interest income, and insurance and value added tax recoveries. Net losses have been incurred each year since its inception and the Company expects to continue to incur operating losses during at least the next year due to continued spending on research, product development and increasing requirements for process development, preclinical and clinical testing, regulatory compliance, manufacturing activities and administration. The Company may require additional financing until product sales or licensing fees are sufficient to generate positive cash flows from operations.

         The Company conducts its operations from its headquarters in the United States and through subsidiaries located in the United Kingdom, Australia and New Zealand. International operations are primarily located in the United Kingdom.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Revenues for the three months ended March 31, 1997 increased by 474% to $459,000 from $80,000 for the three months ending March 31, 1996. The increase in revenues in the first quarter of 1997 is attributed to increases in interest income, licensing revenue, and sales and contract revenue. In the first quarter of 1997, interest income increased to $284,000 from $19,000 in the first quarter of 1996, reflecting additional cash and short term investment holdings from the proceeds of the Company's initial public offering of Common Stock in the United Kingdom in July 1996. TAb received a one-time licensing fee of $62,000 in the first quarter of 1997 for the execution of a collaboration agreement for BrownTAb(TM), the Company's Australian Brown snake antivenom. Sales and contract revenue increased to $87,000 for the quarter ended March 31, 1997 from $37,000 for the quarter ended March 31, 1996 due largely to a $43,000 sale of EchiTAb(TM), the West African carpet viper antivenom, in March 1997.

         Expenses increased by 25% to $4,767,000 for the quarter ending March 31, 1997, from $3,806,000 in the first quarter of 1996. Research and development expenses, the largest component of TAb's expenses, increased by 41% to $2,591,000 from $1,837,000 in the quarter ending March 31, 1996, as a result of increased clinical trial activities for DigiTAb(TM) and CytoTAb(TM) for malaria as well as the progression through the more advanced trial phases for CytoTAb(TM) for sepsis. These costs are related to manufacturing TAb's products for clinical trials, conducting clinical trials and ensuring that the necessary quality control and assurance procedures are in place. Costs associated with regulatory compliance, a component of research and development expenses, have also increased as more of the Company's products enter advanced stages of development.

         General and administrative expenses in the first quarter of 1997 increased by 43% to $642,000 from $448,000 in the quarter ending March 31, 1996, as a result of additional insurance costs (required since the Company's Common Stock began publicly trading in July 1996), one-time expenses for the relocation of the corporate headquarters in the first quarter of 1997, increased rent expense and increases in the number of employees and related expenses.

         Marketing expenses in the quarter ended March 31, 1997, increased by 42% to $88,000 compared to $62,000 in the first quarter of 1996 due to increased personnel and marketing activities.

         Interest expense in the quarter ending March 31, 1997, decreased by 10% to $282,000 from $315,000 in the first quarter of 1996 due to repayment by the Company of approximately $4,750,000 of debt obligations in the third and fourth quarters of 1996.

         The Company recorded a one-time debt conversion expense in the first quarter of 1996 of $801,597 relating to the conversion of an aggregate of $2,565,105 of principal and interest on the Company's 6% Notes into shares of Common Stock, which represents the difference between the stated conversion price on the debt of $8.00 per share and the actual conversion price of $5.50.

         In the quarter ended March 31, 1997, the Company recorded foreign currency losses of $744,000. These losses were the result of changes in the UK and Australian exchange rates from December 31, 1996 to March 31, 1997 on the Company's holdings of cash in British pounds sterling and Australian dollars.

         The Company's net loss for the quarter ending March 31, 1997, was $4.3 million compared to a net loss of $3.7 million for the quarter ending March 31, 1996. This increase was due to the activities described above.


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

         At March 31, 1997, the Company had cash, cash equivalents and short term investments totaling $17,706,000 (cash and cash equivalents of $12,306,000 and short term investments of $5,399,900) of which approximately $9,429,000 was denominated in British pounds and $2,142,000 in Australian dollars. The Company's net cash used in operating activities during the quarter ending March 31, 1997 totaled $3,463,000, an increase of 21% from the quarter ending March 31, 1996. Capital expenditures of $372,000 in the first quarter of 1997 related primarily to expansion of production facilities in Wales and Australia. TAb anticipates that total capital expenditures for 1997 will be approximately $1.5 million.

         The Company's holdings of short-term investments increased 170% to $5,399,000 as of March 31, 1997 from $2,002,000 as of December 31, 1996. This increase is due to the additional funds available from the Company's initial public offering in July, 1996.

         Between January 1, 1997 and March 31, 1997, certain holders of warrants for the Company's stock exercised warrants to purchase 20,000 shares of Common Stock. The exercise prices of the warrants ranged from $.60 to $1.25 per share and totaled $17,250 in the aggregate.

         During the quarter ended March 31, 1997, the Company's subsidiary, TAb Australia Pty. Ltd., made a $19,000 draw on its collateralized loan agreement with the South Australian Minister for Primary Industries. To date, TAb Australia Pty. Ltd. has borrowed a total of $1,578,000 U.S. dollars under this loan agreement to finance construction and equipping of buildings at its Turretfield location in South Australia. The loan bears interest at an annual rate of 11%, payable annually, and principal is payable in ten equal annual installments.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 during the fourth quarter of 1997 as required and does not expect it to have a material impact on the calculation of net income per share.


OTHER FINANCIAL INFORMATION

Coopers & Lybrand, L.L.P., the Company's independent public accountants, performed a limited review of the financial data presented on pages 2 through 6 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Coopers & Lybrand, L.L.P. did not express an opinion on the aforementioned data.

                                     PART II
                                OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

         Between January 1, 1997 and March 31, 1997, certain holders of warrants for the Company's stock exercised warrants to purchase an aggregate of 20,000 shares of Common Stock. The exercise prices of the warrants ranged from $.60 to $1.25 per share and totaled $17,250 in the aggregate. These shares were issued pursuant to exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)               Exhibits

         Exhibit
         Number            Description of Exhibits
         ------            -----------------------

         10.1              Clinical Trials, Registration, Manufacturing and
                           Distribution Agreement dated February 21, 1997, between the Company and CSL Limited A.C.N.

         11.1              Statement re: computation of per share earnings

         27                Financial Data Schedule (SEC use only)

         (b)               Reports on Form 8-K.

                           The Company did not file any Current Reports on Form
                           8-K during the first quarter of 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.








Date: May 15, 1997                          /s/ Martin S. Brown
                                           ------------------------
                                              Martin S. Brown
                                                Chairman of the Board
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date: May 15, 1997                           /s/ Robert D. Brown
                                           --------------------------
                                            Robert D. Brown, CPA
                                             Vice President & Controller
                                             (Principal Accounting Officer)