Form 10-Q
period 1997-06-30
THERAPEUTIC ANTIBODIES INC /DE
filed 1997-08-14
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1997, or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from          to            .
                                         --------    -----------

                          COMMISSION FILE NO.: 0-25978
                                              ---------

                          THERAPEUTIC ANTIBODIES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                      62-1212485
          -------------------------------                    -------------------
          (State or Other Jurisdiction of                     (I.R.S. Employer
          Incorporation or Organization)                     Identification No.)

         1207 17TH AVENUE SOUTH, SUITE 103
                NASHVILLE, TENNESSEE                                 37212
           ----------------------------------                   --------------
         (Address of Principal Executive Offices)                 (Zip Code)

                    (615) 327-1027
            ---------------------------------
             (Registrant's Telephone Number,
                  Including Area Code)

                                 NOT APPLICABLE
             --------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


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

     As of August 11, 1997, 23,181,990 shares of the registrant's Common Stock were outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                    ASSETS
                                                                                              June 30, 1997     December 31, 1996
                                                                                              -------------     -----------------
Current assets:
     Cash and cash equivalents                                                                 $  5,698,092       $ 20,502,536
     Short-term investments                                                                       8,848,193          2,002,266
     Trade receivables                                                                              128,830            101,281
     Value added tax receivable                                                                     211,478            251,186
     Inventories                                                                                    485,829            400,167
     Other current assets                                                                           573,478            474,412
                                                                                               ------------       ------------

                    Total current assets                                                         15,945,900         23,731,848

Property and equipment, net                                                                      11,950,117         12,682,680
Patent costs, net                                                                                   629,180            529,228
Other assets, net                                                                                   199,036            236,234
                                                                                               ------------       ------------

                    Total assets                                                               $ 28,724,233       $ 37,179,990
                                                                                               ============       ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                                     $    950,311       $    936,591
     Accrued interest                                                                               259,912            161,367
     Current portion of notes payable                                                             1,266,555          1,446,327
                                                                                               ------------       ------------
                    Total current liabilities                                                     2,476,778          2,544,285

Notes payable, net of current portion                                                             8,042,461          8,592,755
Deferred revenue                                                                                    582,671            656,170
Other liabilities                                                                                   166,450            171,250
                                                                                               ------------       ------------

                    Total liabilities                                                            11,268,360         11,964,460
                                                                                               ------------       ------------

Stockholders' equity:
     Common stock - par value $.001 per share; 30,000,000 shares authorized; 23,178,323 -
         June 30, 1997 and 22,353,692 - December 31, 1996 issued and outstanding                     23,178             22,354
     Additional paid-in capital                                                                  68,231,598         67,082,048
     Deficit accumulated during the development stage (1984-1997)                               (51,200,389)       (42,564,665)
     Cumulative translation adjustment                                                              401,486            675,793
                                                                                               ------------       ------------

                    Total stockholders' equity                                                   17,455,873         25,215,530
                                                                                               ------------       ------------

                    Total liabilities and stockholders' equity                                 $ 28,724,233       $ 37,179,990
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

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                 For the Cumulative
                                                  For the Six Months Ended         For the Three Months Ended     Development Stage
                                                          June 30,                          June 30,            from August 10, 1984
                                                ----------------------------      ----------------------------   (inception) Through
                                                    1997            1996              1997            1996           June 30, 1997
                                                ------------    ------------      ------------    ------------    ------------------
Revenues:
   Sales and contract revenue                   $    219,195    $    222,995      $    131,780    $    186,235      $  2,617,424
   Licensing revenue                                  62,305               -                 -               -           305,805
   Interest income                                   488,230          32,908           204,372          13,913         1,524,405
   Grant income                                       20,432          97,853            10,226          88,281           547,382
   Value-added tax and insurance recoveries                -               -                 -               -           577,170
   Foreign currency gains                                  -               -            28,297               -         1,785,984
   Other                                              32,636          37,104            17,479          22,747           173,442
                                                ------------    ------------      ------------    ------------      ------------
                                                     822,798         390,860           392,154         311,176         7,531,612
                                                ------------    ------------      ------------    ------------      ------------


Expenses:
   Cost of sales and contract revenue                 73,453          56,182            20,793          46,511           507,870
   Research and development                        5,474,934       3,947,420         2,884,248       2,222,349        36,679,996
   General and administrative                      1,630,240       1,171,726           988,568         611,934        10,386,909
   Marketing and distribution                        246,935         169,333           159,281         107,271         1,608,890
   Depreciation and amortization                     771,414         701,784           403,662         368,584         4,639,162
   Interest                                          535,359         607,539           252,992         292,734         3,263,983
   Debt conversion expense                                 -         801,597                 -               -           801,597
   Foreign currency losses                           715,691               -                 -               -           715,691
   Other                                              10,496               -            10,496               -           127,903
                                                ------------    ------------      ------------    ------------      ------------
                                                   9,458,522       7,455,581         4,720,040       3,649,383        58,732,001
                                                ------------    ------------      ------------    ------------      ------------
                     Net loss                   $ (8,635,724)   $ (7,064,721)     $ (4,327,886)   $ (3,338,207)     $(51,200,389)
                                                ============    ============      ============    ============      ============


Net loss per share                              $      (0.38)   $      (0.42)     $      (0.19)   $      (0.19)     $      (5.43)
                                                ============    ============      ============    ============      ============

Weighted average shares used in
   computing net loss per share                   22,569,850      17,001,819        22,776,008      17,154,294         9,424,029
                                                ============    ============      ============    ============      ============


The accompanying notes are an integral part of the financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 For the Cumulative
                                                                                                  Development Stage
                                                                      For the Six Months Ended   from August 10, 1984
                                                                             June 30,            (Inception) Through
                                                                      1997              1996        June 30, 1997
                                                                  ------------      -----------  --------------------
Cash flows from operating activities:
    Net loss                                                      $ (8,635,724)     $(7,064,721)     $(51,200,389)
    Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                                 771,414          701,784         4,639,162
         Foreign currency (gain) loss                                  715,691               --        (1,070,293)
         Warrant expense                                                    --               --           193,994
         Compensation expense                                            5,001               --            67,432
         Debt conversion expense                                            --          801,597           801,597
         Changes in:
               Trade receivable                                          2,737         (129,710)          (72,355)
               Inventories                                             (85,663)          (5,656)         (371,656)
               Other current assets                                   (102,348)          57,509          (571,071)
               Accounts payable and accrued expenses                    22,883          (81,875)          929,715
               Accrued interest                                        105,405          128,786           882,407
               Deferred revenue                                        (47,179)              --           266,491
               Other                                                        --               --           (43,489)
                                                                  ------------      -----------      ------------
    Net cash used in operating activities                           (7,247,783)      (5,592,286)      (45,548,455)
                                                                  ------------      -----------      ------------
Cash flows from investing activities:
          Purchase of property and equipment                          (544,758)        (796,320)      (12,531,201)
          Patent costs                                                (107,802)         (80,331)         (659,090)
          Purchase of short term investments                        (8,155,045)              --       (10,157,311)
          Maturity of short term investments                         1,000,000               --         1,000,000
          Other                                                             --          (31,908)           69,750
                                                                  ------------      -----------      ------------
      Net cash used in investing activities                         (7,807,605)        (908,559)      (22,277,852)
                                                                  ------------      -----------      ------------

Cash flows from financing activities:
          Proceeds from notes payable                                   42,200        5,538,772        15,833,600
          Payments on notes payable                                   (556,461)        (946,326)       (5,434,721)
          Proceeds from line of credit                                   8,143               --         3,317,524
          Payments on line of credit                                  (100,296)      (1,012,076)       (3,309,233)
          Proceeds from convertible debt, net                               --        1,081,732         9,655,000
          Payments on convertible debt                                      --               --        (4,320,325)
          Proceeds from issuance of stock, net                       1,145,373          610,022        56,798,867
          Proceeds from issuance of warrants                                --               --            65,000
          Other                                                             --               --          (186,782)
                                                                  ------------      -----------      ------------
      Net cash provided by financing activities                        538,959        5,272,124        72,418,930
                                                                  ------------      -----------      ------------

Effect of exchange rate changes on cash and cash equivalents          (288,015)            (426)        1,105,469
                                                                  ------------      -----------      ------------

Net increase (decrease) in cash and cash equivalents               (14,804,444)      (1,229,147)        5,698,092

Cash and cash equivalents at beginning of period                    20,502,536        3,397,082                --
                                                                  ------------      -----------      ------------

Cash and cash equivalents at end of period                        $  5,698,092      $ 2,167,935      $  5,698,092
                                                                  ============      ===========      ============


The accompanying notes are an integral part of the financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1997



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

Certain reclassifications were made to the three month and six month financial statements to conform with the 1997 presentation. The reclassifications had no effect on total assets, liabilities, net loss or stockholders' equity.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 during the fourth quarter of 1997 as required and does not expect it to have a material impact on the calculation of net income per share.

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 as required. Because these standards require only disclosure of certain additional information, the effect of adoption will not have a significant impact on the Company's financial position.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
THERAPEUTIC ANTIBODIES INC.

We have reviewed the condensed consolidated balance sheet of Therapeutic Antibodies Inc. and Subsidiaries at June 30, 1997 and the related condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not expressed herein); and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Louisville, Kentucky
August 11, 1997

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Revenues for the three months ended June 30, 1997 increased by 26% to $392,000 from $311,000 for the three months ending June 30, 1996. The increase in revenues in the second quarter of 1997 is attributed to increases in interest income. In the second quarter of 1997, interest income increased to $204,000 from $14,000 in the second quarter of 1996, reflecting additional cash and short term investment holdings from the proceeds of the Company's initial public offering of Common Stock in the United Kingdom in July 1996. Sales and contract revenue decreased to $132,000 for the quarter ended June 30, 1997 from $186,000 for the quarter ended June 30, 1996 due largely to a decrease in sales of ViperaTAb(TM), the Company's European antivenom. Sales of ViperaTAb(TM) in 1996 exceeded the actual use of the drug to treat snake bite in 1996, as hospitals added ViperaTAb(TM) to their inventories. Therefore, the Company expects 1997 ViperaTAb(TM) sales to be lower than 1996.

         Expenses increased by 29% to $4,720,000 for the quarter ending June 30, 1997, from $3,649,000 in the second quarter of 1996. Research and development expenses, the largest component of TAb's expenses, increased by 29% to $2,884,000 from $2,222,000 in the quarter ending June 30, 1996, as a result of increased development activities primarily associated with CroTAb(TM), CytoTAb(TM) and DigiTAb(TM). These costs are related to manufacturing TAb's products for clinical trials, conducting clinical trials and ensuring that the necessary quality control and assurance procedures are in place. Costs associated with regulatory compliance, a component of research and development expenses, have also increased as more of the Company's products enter advanced stages of development and as CroTAb(TM) progresses through the FDA licensing process.

         General and administrative expenses in the second quarter of 1997 increased by 62% to $989,000 from $612,000 in the quarter ending June 30, 1996, as a result of additional costs required since the Company's Common Stock began publicly trading in July 1996.

         Marketing expenses in the quarter ended June 30, 1997, increased by 48% to $159,000 compared to $107,000 in the second quarter of 1996 due to increased personnel and business development activities.

         Interest expense in the quarter ending June 30, 1997, decreased by 14% to $253,000 from $293,000 in the second quarter of 1996 due to repayment by the Company of approximately $4,750,000 of debt obligations in the third and fourth quarters of 1996.

         In the quarter ended June 30, 1997, the Company recorded foreign currency gains of $28,000. These gains were the result of changes in the UK and Australian exchange rates from March 31, 1997 to June 30, 1997 on the Company's holdings of cash in British pounds sterling and Australian dollars.

         The Company's net loss for the quarter ending June 30, 1997, was $4.3 million compared to a net loss of $3.3 million for the quarter ending June 30, 1996. This increase was due to the activities described above.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         TAb's revenues for the first six months of 1997 increased by 111% to $823,000 from $391,000 for the same period of 1996. The increase in revenues in the first six months of 1997 is attributed to increases in interest income and licensing fees. The increase in interest income to $488,000 in the first six months of 1997 from $33,000 in the first six months of 1996 reflects additional cash and short term investment holdings from the proceeds of the Company's initial public offering of Common Stock in the United Kingdom in July 1996. TAb received a one-time licensing fee of $62,000 in the first six months of 1997 for the execution of a collaboration agreement for BrownTAb(TM), the Company's Australian Brown snake antivenom. Sales and contract revenue of $219,000 for the six months ended June 30, 1997 remained even with the amount in the first six months of 1996 of $223,000 as higher sales of EchiTAb(TM) offset lower sales of ViperaTAb(TM).

         Expenses for the first half of 1997 increased by 27% to $9,459,000 from $7,456,000 for the same period in 1996. Research and development expenses during the same periods increased by 39% to $5,475,000 from $3,947,000 as a result of increased development activities primarily associated with CroTAb(TM), CytoTAb(TM) and DigiTAb(TM). These costs are related to manufacturing TAb's products for clinical trials, conducting clinical trials and ensuring that the necessary quality control and assurance procedures are in place. Costs associated with regulatory compliance, a component of research and development expenses, have also increased as more of the Company's products enter advanced stages of development and as CroTAb(TM) progresses through the FDA licensing process.

        General and administrative expenses for the first half of 1997 increased by 39% to $1,630,000 from $1,172,000 for the first half of 1996. This increase relates primarily to additional costs required since the Company's Common Stock began publicly trading in July 1996.

         Marketing and distribution expenses increased by 46% to $247,000 in the first half of 1997 from $169,000 in the first half of 1996 due to increased personnel and business development activities.

         Interest expense in the six months ending June 30, 1997, decreased by 12% to $535,000 from $608,000 in the first six months of 1997 due to repayment by the Company of approximately $4,750,000 of debt obligations in the third and fourth quarters of 1996.

         In the first quarter of 1996, the Company recorded a one-time debt conversion expense of $801,597, relating to the conversion of an aggregate of $2,565,105 of principal and interest on the Company's 6% Notes into shares of Common Stock, which represents the difference between the stated conversion price on the debt of $8.00 per share and the actual conversion price of $5.50.

         In the six months ended June 30, 1997, the Company recorded foreign currency losses of $716,000. These losses were the result of changes in the UK and Australian exchange rates from December 31, 1996 to June 30, 1997 on the Company's holdings of cash in British pounds sterling and Australian dollars. The Company did not hold significant foreign currencies during the first six months of 1996 and therefore, did not recognize a notable foreign currency gain or loss during that period.

         The Company's net loss for the six months ending June 30, 1997, was $8.6 million compared to a net loss of $7.1 million for the six months ending June 30, 1996. This increase was due to the activities described above.

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

         At June 30, 1997, the Company had cash, cash equivalents and short term investments totaling $14,546,000 (cash and cash equivalents of $5,698,000 and short term investments of $8,848,000) of which approximately $7,258,000 was denominated in British pounds and $1,597,000 in Australian dollars. The Company's net cash used in operating activities during the quarter ending June 30, 1997 totaled $7,248,000, an increase of 30% from the six months ending June 30, 1996. Capital expenditures of $545,000 for the first six months of 1997 related primarily to expansion of production facilities in Wales and Australia. TAb anticipates that total capital expenditures for 1997 will be approximately $1.5 million.

        The Company's holdings of short-term investments increased 342% to $8,848,000 as of June 30, 1997 from $2,002,000 as of December 31, 1996. This increase is due to the additional purchases of higher-yielding debt instruments with a greater than three month maturity.

         Between January 1, 1997 and June 30, 1997, certain holders of warrants for the Company's stock exercised warrants to purchase 824,631 shares of Common Stock. The exercise prices of the warrants ranged from $.60 to $2.50 per share and totaled $1,145,373 in the aggregate.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 during the fourth quarter of 1997 as required and does not expect it to have a material impact on the calculation of net income per share.

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 as required. Because these standards require only disclosure of certain additional information, the effect of adoption will not have a significant impact on the Company's financial position.

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

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         Between January 1, 1997 and June 30, 1997, certain holders of warrants for the Company's stock exercised warrants to purchase 824,631 shares of Common Stock. The exercise prices of the warrants ranged from $.60 to $2.50 per share and totaled $1,145,373 in the aggregate. These shares were issued pursuant to exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of shareholders of the Company was held on April 28, 1997. At the meeting, shareholders were asked to vote upon the election of the Company's directors and the adoption of the Company's 1997 Stock Option Plan. Proxies for the meeting were solicited in pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's recommendations as stated in the proxy statement. All nominees to the board of directors were elected and each other matter to come to before the meeting was approved in accordance with management's recommendations.

         The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders or until their respective successors are elected and qualified. The vote was as follows:

                         Votes Cast          Votes Cast        Broker Non-Votes/
Name                     in Favor              Against            Abstentions
----                     ----------          ----------        -----------------

Martin S. Brown          11,419,510            7,750                10,944,432
Harry G. Browne, M.D.    11,419,510            7,750                10,944,432
A. J. Kazimi             11,384,466           42,794                10,944,432
John Landon, M.D.        11,421,010            6,250                10,944,432
Timothy Chard, M.D.      11,421,010            6,250                10,944,432
Thomas G. Andrews        11,293,975          133,285                10,944,432
Robin M. Baillie         11,421,010            6,250                10,944,432
Robert C. Hilton         11,385,966           41,294                10,944,432
John S. Robb             11,421,010            6,250                10,944,432
Steven L. Stroup, M.D.   11,421,010            6,250                10,944,432
Joseph D. Williams.      11,421,010            6,250                10,944,432

         The shareholders also voted in favor of adopting the Company's 1997 Stock Option Plan. The vote was 10,888,108 in favor, 539,152 against and 10,944,432 broker non-votes or abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

Exhibit
Number         Description of Exhibits
--------       -----------------------
11.1           Statement re:computation of per share earnings

27             Financial Data Schedule (SEC use only)

(b)            Reports on Form 8-K.

               The Company did not file any Current Reports on Form 8-K during the second quarter of 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.






Date: August 14, 1997                             /s/ Martin S. Brown
                                                -------------------------------
                                                Martin S. Brown
                                                  Chairman of the Board
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date: August 14, 1997                             /s/ Robert D. Brown
                                                -------------------------------
                                                Robert D. Brown, CPA
                                                  Vice President & Controller
                                                  (Principal Accounting Officer)