Form 10-Q
period 1997-09-30
THERAPEUTIC ANTIBODIES INC /DE
filed 1997-11-14
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1997, or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _____________ to _____________.

                          COMMISSION FILE NO.:   0-25978
                                                ----------

                           THERAPEUTIC ANTIBODIES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                               62-1212485
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

1207 17TH AVENUE SOUTH, SUITE 103
    NASHVILLE, TENNESSEE                                        37212
---------------------------------------                      ----------
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

     As of November 11, 1997, 23,200,325 shares of the registrant's Common Stock were outstanding.

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

         ASSETS
                                                                                           September 30, 1997   December 31, 1996
                                                                                           ------------------   -----------------
Current assets:
     Cash and cash equivalents                                                                 $  4,084,795       $ 20,502,536
     Short-term investments                                                                       6,010,838          2,002,266
     Trade receivables                                                                              104,230            101,281
     Value added tax receivable                                                                     170,569            251,186
     Inventories                                                                                    343,138            400,167
     Other current assets                                                                           459,472            474,412
                                                                                               ------------       ------------

                    Total current assets                                                         11,173,042         23,731,848

Property and equipment, net                                                                      11,608,271         12,682,680
Patent costs, net                                                                                   659,220            529,228
Other assets, net                                                                                   180,269            236,234
                                                                                               ------------       ------------

                    Total assets                                                               $ 23,620,802       $ 37,179,990
                                                                                               ============       ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                                     $    980,060       $    936,591
     Accrued interest                                                                                71,491            161,367
     Current portion of notes payable                                                             1,298,462          1,446,327
                                                                                               ------------       ------------
                    Total current liabilities                                                     2,350,013          2,544,285

Notes payable, net of current portion                                                             7,627,834          8,592,755
Deferred revenue                                                                                    563,930            656,170
Other liabilities                                                                                   161,850            171,250
                                                                                               ------------       ------------

                    Total liabilities                                                            10,703,627         11,964,460
                                                                                               ------------       ------------

Stockholders' equity:
     Common stock - par value $.001 per share; 30,000,000 shares authorized; 23,197,631 -
         September 30, 1997 and 22,353,692 - December 31, 1996 issued and outstanding                23,198             22,354
     Additional paid-in capital                                                                  68,306,203         67,082,048
     Deficit accumulated during the development stage (1984-1997)                               (55,606,631)       (42,564,665)
     Cumulative translation adjustment                                                              194,405            675,793
                                                                                               ------------       ------------

                    Total stockholders' equity                                                   12,917,175         25,215,530
                                                                                               ------------       ------------

                    Total liabilities and stockholders' equity                                 $ 23,620,802       $ 37,179,990
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

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                              For the Cumulative
                                                                                                              Development Stage
                                                For the Nine Months Ended       For the Three Months Ended   from August 10,1984
                                                       September 30,                    September 30,        (inception) Through
                                                    1997           1996             1997           1996      September 30, 1997
                                               ------------    ------------     -----------    ------------  ------------------
Revenues:
    Sales and contract revenue                 $    329,805    $    547,965    $    110,610    $    324,970    $  2,728,034
    Licensing revenue                                81,405            --            19,100            --           324,905
    Interest income                                 733,464         326,818         245,234         293,909       1,769,639
    Grant income                                     30,593         107,966          10,161          10,113         557,543
    Value-added tax and insurance recoveries           --              --              --              --           577,170
    Foreign currency gains                             --           176,065            --           174,843       1,785,984
    Other                                            46,410          55,908          14,558          20,027         187,216
                                               ------------    ------------    ------------    ------------    ------------

                                                  1,221,677       1,214,722         399,663         823,862       7,930,491
                                               ------------    ------------    ------------    ------------    ------------


Expenses:
    Cost of sales and contract revenue               94,207         266,137          20,754         209,955         528,624
    Research and development                      8,250,487       6,498,907       2,775,553       2,776,675      39,155,864
    General and administrative                    2,520,279       1,982,880         890,039         585,966      11,576,633
    Marketing and distribution                      386,453         245,245         139,518          75,912       1,748,408
    Depreciation and amortization                 1,236,566       1,075,593         465,152         373,809       5,104,314
    Interest                                        804,883       1,034,620         269,524         427,081       3,533,507
    Debt conversion expense                            --           801,597            --              --           801,597
    Foreign currency losses                         961,056            --           245,365            --           961,056
    Other                                             9,712            --              --              --           127,119
                                               ------------    ------------    ------------    ------------    ------------

                                                 14,263,643      11,904,979       4,805,905       4,449,398      63,537,122
                                               ------------    ------------    ------------    ------------    ------------

                     Net loss                  $(13,041,966)   $(10,690,257)   $ (4,406,242)   $ (3,625,536)   $(55,606,631)
                                               ============    ============    ============    ============    ============


Net loss per share                             $      (0.57)   $      (0.60)   $      (0.19)          (0.19)          (5.74)
                                               ============    ============    ============    ============    ============

Weighted average shares used in
    computing net loss per share                 22,775,892      17,782,690      22,779,226      19,344,431       9,685,370
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

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  For the Cumulative
                                                    For the Nine Months Ended     Development Stage
                                                           September 30,          from August 10, 1984
                                                  -----------------------------   (Inception) Through
                                                      1997             1996       September 30, 1997
                                                  -----------      ------------  --------------------
Cash flows from operating activities:
  Net loss                                        $(13,041,966)    $(10,690,257)    $(55,606,631)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                      1,236,566        1,075,593        5,104,314
  Foreign currency (gain) loss                         961,056         (176,065)        (824,928)
  Warrant expense                                          -                  -          193,994
  Compensation expense                                  57,388                -          119,819
  Debt conversion expense                                  -             801,597         801,597
  Changes in:
    Trade receivable                                    63,456          (185,757)        (11,636)
    Inventories                                        (57,029)          198,057        (343,022)
    Other current assets                                 6,272            19,841        (462,451)
    Accounts payable and accrued expenses               64,987           (87,958)        971,819
    Accrued interest                                   (84,543)          105,116         692,459
    Deferred revenue                                   (49,211)                -         264,459
    Other                                                  -                   -         (43,489)
                                                  -------------      ------------   -------------
  Net cash used in operating activities            (10,843,024)       (8,939,833)    (49,143,696)
                                                  -------------      ------------   -------------
Cash flows from investing activities:
    Purchase of property and equipment                (975,017)       (2,210,039)    (12,961,460)
    Patent costs                                      (141,766)         (124,980)       (693,054)
    Purchase of short term investments              (9,865,277)                -     (11,867,543)
    Maturity of short term investments               5,800,412                 -       5,800,412
    Other                                                  -             (44,992)         69,750
                                                  -------------      ------------   -------------
  Net cash used in investing activities             (5,181,648)       (2,380,011)    (19,651,895)
                                                  -------------      ------------   -------------
Cash flows from financing activities:
    Proceeds from notes payable                        208,892         6,292,438      16,000,292
    Payments on notes payable                       (1,024,919)       (5,923,397)     (5,903,179)
    Proceeds from line of credit                         8,129                 -       3,317,510
    Payments on line of credit                        (108,573)       (1,018,580)     (3,317,510)
    Proceeds from convertible debt, net                    -           1,081,732       9,655,000
    Payments on convertible debt                           -                   -      (4,320,325)
    Proceeds from issuance of stock, net             1,167,611        31,750,451      56,821,105
    Proceeds from issuance of warrants                     -                   -          65,000
    Other                                                  -                   -        (186,782)
                                                  -------------      ------------   -------------
  Net cash provided by financing activities            251,140        32,182,644      72,131,111
                                                  -------------      ------------   -------------
Effect of exchange rate changes on cash and
 cash equivalents                                     (644,209)          120,820         749,275
                                                  -------------      ------------   -------------

Net increase (decrease) in cash and cash
 equivalents                                       (16,417,741)       20,983,620       4,084,795

Cash and cash equivalents at beginning of period    20,502,536         3,397,082               -
                                                  -------------      ------------   -------------
Cash and cash equivalents at end of period        $  4,084,795      $ 24,380,702    $  4,084,795
                                                  =============     =============   =============


The accompanying notes are an integral part of the financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1997



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

Certain reclassifications were made to the three month and nine month 1996 financial statements to conform with the 1997 presentation. The reclassifications had no effect on total assets, liabilities, net loss or stockholders' equity.


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

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS
THERAPEUTIC ANTIBODIES INC.

We have reviewed the condensed consolidated balance sheet of Therapeutic Antibodies Inc. and Subsidiaries at September 30, 1997 and the related condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ COOPERS & LYBRAND L.L.P.


COOPERS & LYBRAND L.L.P.

Louisville, Kentucky
November 12, 1997

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Total revenues for the three months ended September 30, 1997 decreased by 52% to $399,000 from $824,000 for the three months ended September 30, 1996. In the third quarter of 1996, the Company recognized $173,000 related to the production of EchiTAb(TM). Secondly, TAb reported a foreign currency gain of $175,000 in the third quarter of 1996 as a result of foreign cash holdings. During the same period for 1997, TAb recognized a $245,365 foreign currency loss due to a decline in foreign currency exchange rates as discussed below. Additionally, in the third quarter of 1997, interest income decreased to $245,000 from $294,000 in the third quarter of 1996.

         Total expenses increased by 8% to $4,805,000 in the third quarter of 1997 from $4,449,000 in the third quarter of 1996. Research and development expenses, the largest component of TAb's expenses, remained unchanged at $2,776,000 compared to $2,777,000 in the quarter ended September 30, 1996. During the third quarter of 1997, the Company initiated its Phase IIb clinical trial of CytoTAb(TM) for Sepsis in

September 1997, and expects research and development expenses to increase slightly in the fourth quarter of 1997. The Company's research and development costs are related to manufacturing TAb's products for clinical trials, conducting clinical trials, regulatory compliance and ensuring that the necessary quality control and assurance procedures are in place.

         General and administrative expenses in the third quarter of 1997 increased by 52% to $890,000 from $586,000 in the third quarter of 1996, as a result of additional costs required since the Company's Common Stock began publicly trading in July 1996. These costs relate primarily to accelerating shareholder and public relations expenses, higher insurance requirements and staffing expansion.

         Marketing expenses in the third quarter of 1997, increased by 84% to $140,000 compared to $76,000 in the third quarter of 1996 due to the addition of personnel and increased business development activities that began in the last quarter of 1996.

         Interest expense in the quarter ended September 30, 1997, decreased by 37% to $270,000 from $427,000 in the quarter ended September 30, 1996 due to repayment by the Company of approximately $4,750,000 of debt obligations in the third and fourth quarters of 1996.

         In the quarter ended September 30, 1997, the Company recorded foreign currency losses of $245,000. These losses were the result of a decline in the exchange rate of the British pound and Australian dollar to the U.S. dollar from June 30, 1997 to September 30, 1997 on the Company's holdings of cash in British pounds sterling and Australian dollars.

         The Company's net loss for the quarter ended September 30, 1997, was $4.4 million compared to a net loss of $3.6 million for the quarter ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         TAb's total revenues for the first nine months of 1997 were comparable to the same period of 1996, increasing to $1,222,000 from $1,215,000. Several items attributed to total income remaining at relatively the same level. First, in 1997, there were increases of 124% in interest income and 100% in licensing fee revenues over the 1996 amounts. The increase in interest income to $733,000 in the first nine months of 1997 from $327,000 in the first nine months of 1996 reflects additional cash and short term investment holdings from the proceeds of the Company's initial public offering of Common Stock in the United Kingdom in July 1996. TAb received total licensing fees of $81,000 in the first nine months of 1997 from two sources. For the signing of a collaboration agreement for BrownTAb(TM), the Company's Australian Brown snake antivenom, the Company received a $62,000 licensing fee. In addition, a $19,000 licensing fee was recorded in September, 1997, which the Company received pursuant to the F. H. Faulding agreement for clinical trials for CytoTAb(TM) for malaria. Offsetting those increases were decreases in 1997 in sales and contract revenue, grant income and foreign currency gains. Sales and contract revenue decreased by 40% to $330,000 for the nine months ended September 30, 1997 from $548,000 for the first nine months of 1996. Sales of EchiTAb(TM) increased $15,120 while sales of ViperaTAb(TM) decreased $40,800. Grant income decreased by 72% in the nine months ended September 30, 1997 to $31,000 from $108,000 in the nine months ended September 30, 1996 due to a one-time grant in 1996 of $79,000 from the Economic Development Authority of the Government of South Australia for expansion of the Company's production facilities. As a result of a decline in the exchange rate of the British pound and Australian dollar to the U.S. dollar during the year, the Company experienced a $961,056 foreign currency transaction loss in the nine months ended September 30, 1997 as opposed to the $176,065 gain that was recognized in the nine months ended September 30, 1996.

         Expenses for the first nine months of 1997 increased by 20% to $14,264,000 from $11,905,000 for the same period in 1996. Research and development expenses during the same periods increased by 27% to $8,250,000 from $6,499,000 as a result of two main activities. First, extensive development activities were devoted to optimizing the formulations for CroTAb(R) and DigiTAb(TM). Secondly, the Company has been preparing its production facilities for the commercial release of CroTAb(R) in 1998. In addition, there were continued costs associated with the development of TriTAb(TM) and clinical trial activities for DigiTAb(TM). Costs associated with regulatory compliance, a component of research and development expenses, also increased as CroTAb(R) progresses through the FDA licensing process.

         General and administrative expenses for the first nine months of 1997 increased by 27% to $2,520,000 from $1,983,000 for the first nine months of 1996 as a result of additional costs required since the Company's Common Stock began publicly trading in July 1996. These costs relate primarily to accelerating shareholder and public relations expenses, higher insurance requirements and staffing expansion.

         Marketing and distribution expenses increased by 58% to $386,000 in the first nine months of 1997 from $245,000 in the first nine months of 1996 due to the addition of personnel and increased business development activities that began in the last quarter of 1996.

         Interest expense in the nine months ended September 30, 1997 decreased by 22% to $805,000 from $1,035,000 in the nine months ended September 30, 1997 due to repayment by the Company of approximately $4,750,000 of debt obligations in the third and fourth quarters of 1996.

         In the first quarter of 1996, the Company recorded a one-time debt conversion expense of $801,597, relating to the conversion of an aggregate of $2,565,105 of principal and interest on the Company's 6% Notes into shares of Common Stock, which represents the difference between the stated conversion price on the debt of $8.00 per share and the actual conversion price of $5.50.

         As previously stated, in the nine months ended September 30, 1997, the Company recorded foreign currency losses of $961,000. These losses were the result of changes in the UK and Australian exchange rates from December 31, 1996 to September 30, 1997 on the Company's holdings of cash in British pounds sterling and Australian dollars. The Company did not hold significant foreign currencies until July of 1996 and therefore, did not recognized as notable a foreign currency gain during the nine month period ended September 30, 1996.

         The Company's net loss for the nine months ended September 30, 1997, was $13 million compared to a net loss of $10.7 million for the nine months ended September 30, 1996.

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

         At September 30, 1997, the Company had cash, cash equivalents and short term investments totaling $10,096,000 (cash and cash equivalents of $4,085,000 and short term investments of $6,011,000) of which approximately $5,050,000 was denominated in British pounds and $861,000 in Australian dollars. The Company's net cash used in operating activities during the nine months ended September 30, 1997 totaled $10,843,000, an increase of 24% from the nine months ended September 30, 1996. Capital expenditures of $975,000 for the first nine months of 1997 related primarily to expansion of production facilities in Wales and Australia. TAb anticipates that total capital expenditures for 1997 will be approximately $1.5 million.

         The Company's holdings of short-term investments increased 200% to $6,011,000 as of September 30, 1997 from $2,002,000 as of December 31, 1996.
This increase is due to the additional purchases of higher-yielding debt instruments with a greater than three month maturity.

         On October 13, 1997, TAb entered into an agreement providing for the sale of the Company's U.S. distribution rights of its CroTAb(R), DigiTAb(TM) and TriTAb(TM) products to Altana, Inc. Under the agreement, TAb received $500,000 in the fourth quarter of 1997 and expects to receive a total of $4 million in payments upon the achievement of milestones expected in 1998. TAb will earn up to another $5.5 million upon achievement of certain additional milestones culminating with U.S. Food and Drug Administration (FDA) approvals for the product lines. In addition, the Company may earn an additional estimated $13 million in bonus payments tied to the first three years of each product's sales following FDA approval. Product revenues will be shared between the Companies with TAb receiving 50 per cent of net revenues.

         The Company is currently exploring raising additional financing in 1998 in the form of either secured debt, equity or a convertible debt security. The Company may raise funds in 1998 through private bridge financing and is currently negotiating with one or more financial institutions. Furthermore, the Company is considering an additional equity offering in 1998 or 1999.

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

                                     PART II
                                OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

         Between July 1, 1997 and September 30, 1997, certain holders of warrants for the Company's stock exercised warrants to purchase an aggregate of 8,891 shares of Common Stock. The exercise prices of the warrants was $2.50 per share. These shares were issued pursuant to exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

Exhibit
Number            Description of Exhibits
-------           -----------------------

11.1              Statement re: computation of per share earnings

27                Financial Data Schedule (SEC use only)

(b)               Reports on Form 8-K.

                  The Company did not file any Current Reports on Form 8-K during the third quarter of 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.








Date: November 12, 1997                           /s/ Martin S. Brown
                                                  -----------------------------
                                                  Martin S. Brown
                                                  Chairman of the Board
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date: November 12, 1997                           /s/ Robert D. Brown
                                                  -----------------------------
                                                  Robert D. Brown, CPA
                                                  Vice President & Controller
                                                  (Principal Accounting Officer)