Form 10-K405
period 1997-12-31
THERAPEUTIC ANTIBODIES INC /DE
filed 1998-03-31
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997, or

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934. For the transition period from               to
                      .                                       -------------
         -------------

                      COMMISSION FILE NO.:      0-25978
                                           --------------------

                           THERAPEUTIC ANTIBODIES INC.
         -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  DELAWARE                                62-1212485
       -------------------------------                  ----------------
       (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                 Identification No.)

      1207 17TH AVENUE SOUTH, SUITE 103
            NASHVILLE, TENNESSEE                              37212
       -------------------------------                  ----------------
  (Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (615) 327-1027
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
         Title of Each Class                      on Which Registered
         -------------------                      -------------------
                 None                                     None

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK; PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

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

                  YES  X     NO
                      ---       ---

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [X]

                  The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on March 13, 1998 ($3.46 per share), was $59,657,483. As of March 13, 1998, the registrant had outstanding 23,252,825 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1998. Certain exhibits listed in Part IV hereof are incorporated by reference to the following documents previously filed by the Registrant with the
Commission: Registration Statement on Form 10, filed on May 1, 1995; Quarterly Report on Form 10-Q for the period ended September 30, 1995; Quarterly Report on Form 10-Q for the period ended March 31, 1996; Quarterly Report on Form 10-Q for the period ended June 30, 1996; Quarterly Report on Form 10-Q for the period ended September 30, 1996; Proxy Statement relating to the Special Meeting of Shareholders held on July 5, 1996; Annual Report on Form 10-K for the fiscal year ended December 31, 1996; and Quarterly Report on Form 10-Q for the period ended March 31, 1997.


                                TABLE OF CONTENTS

                                     PART I

ITEM                                                                                               PAGE
----                                                                                               ----

 1.    Business.................................................................................... 1

 2.    Properties..................................................................................20

 3.    Legal Proceedings...........................................................................21

 4.    Submission of Matters to a Vote of Security Holders.........................................21


                                               PART II

 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......................22

 6.    Selected Financial Data.....................................................................23

 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......24

 8.    Financial Statements and Supplementary Data ................................................29

 9.    Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure........................................................................53

                                              PART III

10.    Directors and Executive Officers of the Registrant..........................................54

11.    Executive Compensation......................................................................54

12.    Security Ownership of Certain Beneficial Owners and Management..............................54

13.    Certain Relationships and Related Transactions..............................................54


                                               PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................55

15.    Signatures..................................................................................60

                                     PART I
ITEM 1.           BUSINESS

GENERAL

                  Therapeutic Antibodies Inc. ("TAb" or the "Company"), is a development stage biopharmaceutical company specializing in the preparation of polyclonal antibodies for the treatment of disease. Headquartered in Nashville, Tennessee, with operations in the United States, the United Kingdom, and Australia, TAb is developing and producing a line of antibody products designed primarily to treat life-threatening medical conditions for which there currently are no satisfactory therapies.

                  The Company was incorporated in Delaware in 1984. The Company was co-founded in 1984 by Professors John Landon and Tim Chard and Dr. Harry Browne. Both Professors Landon and Chard have been active in the development of antibodies for diagnostic purposes and the development of immunoassays. Each formerly chaired a department at St. Bartholomew's and the Royal London School of Medicine and Dentistry in London, and both have published numerous articles relating to antibody/antigen interaction and detection. Since 1984, the Company has affiliated itself with scientists at academic institutions in the United States, Europe, Australia, New Zealand and Africa, to assist in the research, testing and development of new antibody products. See "Item 1 -Business-Principal Licensing and Other Collaborative Arrangements."

                  TAb has developed systems for the production and purification of a new generation of polyclonal antibodies that management believes can produce suitable therapies for neutralizing a variety of toxins, including certain venoms, cytokines and drugs. Some of TAb's innovations include the preparation of unique immunogens, the purification of specific antibodies and the digestion of antibodies into fragments. Management believes that these capabilities enable TAb to produce a broad range of specific antibodies that are safer and more effective than the antibody products currently available. The Company's antibody products are in various stages of development, ranging from preclinical testing to commercial distribution.

                  TAb currently has six therapeutic products and product candidates ("products"), two on the market and four in clinical evaluation. One of these products, CytoTAb(R), is being studied in four significant indications including sepsis syndrome. Rigorous, ongoing scientific studies are demonstrating the efficacy and safety of these products. For example, animal studies have demonstrated that TAb's rattlesnake antivenom, CroTAb(R), is on average five times more potent on a per weight basis than the current antivenom on the market, and in clinical trials, CroTAb(R) is associated with a reduced incidence and severity of side-effects. TAb's European adder antivenom, ViperaTAb(R), is nearly ten times more effective on a per weight basis than competing products and enjoys a majority market penetration in certain countries.

                  The Company's anti-cytokine product, CytoTAb(R), has been demonstrated to neutralize the cytokine tumor necrosis factor (TNF). In a study published in the New England Journal of Medicine, physicians from Oxford University demonstrated that CytoTAb(R) is the first effective therapy against infection-related shock in humans (the Jarisch-Herxheimer Reaction). The New England Journal of Medicine published an editorial on the study, calling it "the first to establish that passive immunization against TNF can block the development of a shock-like syndrome in humans."

                  Researchers are associating a growing number of life threatening or disabling conditions with elevated serum and tissue concentrations of TNF, including cerebral malaria, septic shock and rheumatoid arthritis. TNF has therefore become a primary therapeutic target in the biopharmaceutical industry's efforts to develop drugs to prevent or treat these and other diseases. TAb is presently engaged in clinical studies evaluating the efficacy of CytoTAb(R) in the treatment of cerebral malaria, Sepsis Syndrome, the Jarisch-Herxheimer Reaction and acute Graft vs. Host Disease (bone marrow transplant).

                  In January of 1998, the Company underwent a corporate reorganization. Under this reorganization, TAb Australia Pty Ltd, was renamed Therapeutic Antibodies Australasia Pty Ltd. ("TAb Australasia"). Polyclonal Antibodies Ltd., TAb Wales Ltd., and TAb London were combined into Therapeutic Antibodies UK Ltd ("TAb UK"). TAb's executive offices are located in Nashville, Tennessee, in the vicinity of the Vanderbilt University Medical Center. Research, production and testing operations are conducted through the Company's subsidiaries. The Company operates its research and development laboratories through TAb UK, at the facilities of St. Bartholomew's. The Company's antibody production operations are situated in both Dyfed, Wales and Adelaide, Australia. These operations are conducted through TAb UK and TAb Australasia See "Item 2 Properties."


THE INDUSTRY

                  The biotechnology/biopharmaceutical industry is considered a segment of the pharmaceutical industry. Management believes that advances in biotechnology research will contribute to the development of new pharmaceutical products. In the past decade, medicine has benefited from advances in immunology through the use of antibodies for diagnostic purposes, to detect the presence of a variety of substances in the body. Antibodies are used for diagnostic purposes to measure various hormones, cancer markers, drugs and other materials in patient blood samples. An example of a commercial application of diagnostic antibody technology is the home pregnancy test kit, which uses antibodies to detect a pregnancy-associated hormone in samples of urine.

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


TECHNOLOGY AND PRODUCTION



                  Antibodies bind to toxic molecules, neutralizing them to a greater or lesser degree. There are two types of antibodies. The first are polyclonal antibodies which contain a variety of antibodies directed to different sites, or epitopes, on the target disease molecule. The second type are monoclonal antibodies consisting of a population of identical antibodies all directed to a single epitope.

                  TAb has focused its development resources on polyclonal antibodies. Company scientists believe that these are effective for certain important therapeutic applications in humans, where target disease molecules have multiple epitopes and are therefore more effectively treated with a polyclonal approach, as well as applications involving small-molecule drugs where the higher affinity of polyclonals is important.

                  Management believes that, in combination, the following four factors create a unique position for TAb in the biopharmaceutical industry. First, the Company uses polyclonal antibodies as the basis of its technology; second, the Company uses sheep to produce these polyclonal antibodies; third, the Company produces Fab fragments from these polyclonal antibodies; and finally, TAb uses highly efficient production and purification systems. These factors are described in more detail in the following sections.

                  POLYCLONAL ANTIBODIES. TAb faces only limited competition in the commercial development of polyclonal antibody products, as most immunology companies in recent years have focused on monoclonal antibodies. Management believes the characteristics of monoclonals provide advantages as diagnostic tools for in vivo imaging and for laboratory testing or immunoassays, because they are very selective and offer specificity to a particular epitope.

                  Potential advantages of processed and purified polyclonal antibodies over monoclonals, for certain therapeutic applications, are that polyclonals bind multiple sites, resulting in greater neutralization of toxic molecules; usually bind more strongly; are often more robust and can therefore better withstand the fragmentation and purification process; and can generally be developed at less expense.

                  PRODUCTION OF ANTIBODIES FROM SHEEP. TAb uses sheep for the production of its polyclonal antibodies. The Company has selected sheep because of the substantial amounts of high affinity, specific antibodies that they can produce. Sheep antibody based products also have a proven safety record when used therapeutically in humans because side effects resulting from immune or allergic responses are relatively limited. Sheep are also easy to handle, inexpensive to purchase and maintain, and are available in large numbers worldwide. Flock sizes are approximately 1,000 at TAb's facility in Wales, and 4,300 at its Australian facility. TAb plans to increase the size of its flock in Australia over time as required to meet full-scale commercial production.

                  All TAb products are prepared using a very similar series of manufacturing steps. The common technology explains why TAb has been able to develop new products in a relatively short time. Management believes that it could also simplify the process of seeking regulatory approval.

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

                  Any foreign protein, including an antibody of animal origin, will induce an immune response if injected into a patient. Severe side-effects such as anaphalatic death were common when passive immunization was first introduced at the end of the last century for the treatment of diphtheria and tetanus. This was due to the fact that unprocessed and unpurified equine serum containing highly allergenic proteins were injected. Furthermore, large volumes of such sera were administered, giving rise to a serious delayed complication known as serum sickness. The incidence and severity of side-effects were reduced significantly by separating antibodies from most of the contaminating proteins. The incidence of harmful effects was further reduced by the use of enzymatic cleavage to prepare the larger F(ab')2 based products. Removal of the Fc fragment prevented the binding and activation of various blood cells. TAb uses papain enzyme technology to produce Fab fragments which are less likely to cause side-effects than either intact antibodies or F(ab')2. Being smaller, the Fab is less immunogenic and only has a single binding site. Therefore, with a single binding site, it cannot form potentially harmful large, cross linked, immune complexes.

                  COMMON PRODUCTION PROCESS. Products for pre-clinical and clinical trials have been developed primarily in TAb's development facility at St. Bartholomew's in London. Once a new product has completed its development, a product transfer group is responsible for moving the product to Wales and preparing for clinical and commercial production. TAb completed construction of a custom built 20,000 sq. ft. manufacturing plant at its facility in Wales in 1995. Internal validation by the Company is nearly complete and the plant awaits inspection and approval by the FDA and MCA for commercial use. Management believes that the production facilities will meet regulatory requirements. TAb's Australian facility has serum processing capability with Therapeutic Goods Administration approval and currently provides antisera to the manufacturing plant in Wales.


PRODUCTS


                  TAb is concentrating on a portfolio of products in three development programs with a view to balancing development risk and market potential. The three programs are the Antivenom Program, the Anti-Drug Program and the Anti-Cytokine Program.

                  ANTIVENOM PROGRAM. It is estimated that close to 1,000,000 people worldwide are bitten each year by poisonous snakes. This results in as many as 100,000 deaths. In addition, there are large numbers of scorpion and spider envenomations in North America and many other countries each year. It is one of TAb's objectives to become the leading producer of antivenoms worldwide. TAb has developed its first antivenoms to treat snakebites in North America, Europe, Western Africa, Southeast Asia and Australia. Management believes that there is an unsatisfied demand for safe and effective antivenom products.

                  VIPERATAB(R). TAb has developed ViperaTAb(R) for treating poisonous bites by the European common adder, Vipera berus, and has entered into an agreement with Swedish Orphan, a pharmaceutical marketing company, to market this product in Scandinavia. In 1991, preclinical testing conducted on behalf of TAb at the Liverpool School of Tropical Medicine indicated that ViperaTAb(R) was nearly 10 times more effective on a weight for weight basis than an equine derived antivenom available in Northern Europe. Clinical trials were completed in 1994. ViperaTAb(R) was approved by the regulatory authorities in Sweden and Norway in 1994, and Finland in 1995, for use in those countries on a named patient basis. The Company commenced commercial distribution of ViperaTAb(R) in Scandinavia in 1995.

                  TAb's patent attorneys are currently advising TAb with respect to a competing European antivenom patent application that, if granted, may have an impact on TAb's activities. Management believes that this European patent application, if granted, will not affect the commercial viability of ViperaTAb(R).

                  CROTAB(R). TAb's Crotalid ("rattlesnake") antivenom project was carried out in collaboration with scientists at the University of Arizona, USA. Preclinical tests performed on behalf of TAb at the University of Arizona indicated that the antivenom was demonstrated, on average, to be 5 times more potent on a weight per weight basis than the then existing equine-derived antivenom. The Company filed an IND application with the FDA in 1992 and in 1993 was awarded an FDA grant to assist in the funding of clinical studies of CroTAb(R), which began in 1993. CroTAb(R) has been designated an orphan drug candidate by the FDA, which would provide certain development, registration and marketing incentives. See " Item 1 - Business - Government Regulation." Phase II/III clinical studies with this product were completed in 1996 and the Company is preparing to submit applications for FDA approval of CroTAb(R).

                  ECHITAB(TM). TAb has developed EchiTAb(TM) as an antivenom against the West African carpet viper, Echis ocellatus. TAb has entered into an agreement with the Federal Ministry of Health on behalf of the Nigerian Government under which the Nigerian Government has contributed to the costs of development and clinical trials of EchiTAb(TM). Commercial production of this product commenced in 1997.


                  OTHER ANTIVENOMS. TAb has the capability to develop antivenom products to treat a variety of other snake, spider and scorpion venoms, and the company currently has several other anti-venom products under development.

                  ANTI-DRUG PROGRAM. DigiTAb(R) TAb has developed DigiTAb(R) for treating digoxin intoxication. Digoxin is a prescription drug which is used to treat certain cardiac conditions on a long-term support basis. It is the most commonly prescribed form of digitalis which has been in use worldwide for many years. However, digoxin has a narrow therapeutic range and can cause life-threatening toxicity when taken in excess. It is estimated that 12,000 cases of severe digoxin toxicity occur annually, with the majority of these in the United States.

                  In 1986, a major multi-national pharmaceutical company introduced in the U.S. a specific sheep derived polyclonal antibody product (using papain cleavage) to treat life-threatening digoxin intoxication. DigiTAb(R) will therefore be competing directly with an established product in this market.

                  TAb has completed research and development and preclinical testing of DigiTAb(R). The Federal Food and Drug Administration ("FDA") has accepted TAb's application for IND status and TAb is currently in Phase III clinical testing of DigiTAb(R) in the United States and Europe.

                  TriTAb(R) TAb is developing TriTAb(R) to treat tricyclic antidepressant ("TCA") toxicity. TCAs are a family of structurally related compounds used in the treatment of severe clinical depression and are one of the main causes of poisoning by drug overdose in Europe and the United States. Despite the recent introduction of safer non-TCA antidepressant drugs, TCAs as a group, continue to hold a large share of the antidepressant market. Typically, these drugs are generic and their patents have expired. Consequently, TCAs are much less expensive than the newer non-TCA antidepressants. For this reason, Management believes that TCA therapy is likely to remain in clinical use for some time. In addition, they may exert a better clinical response in some severe forms of depression.

                  Toxic side effects of TCA drugs are relatively common and the incidence of toxicity has been estimated to run as high as 5 percent. The most severe side effects of TCAs affect the heart, necessitating prolonged intensive care treatment, and can ultimately be fatal. At present, no specific antidote for TCA poisoning is available. TAb has developed an antibody treatment for TCA toxicity, that the Company's preclinical tests demonstrated to be effective in reversing TCA toxicity.

                  TAb is targeting the treatment of TCA toxicity victims admitted to hospital emergency rooms with symptoms of serious toxicity. It is estimated that such cases total 60,000 per year in Europe and the United States

                  The Company has completed all preclinical testing of TriTAb(R) and the FDA has accepted an investigator IND application for this product. TAb is actively pursuing pilot studies in the United States. The Company believes these pilot studies may provide a rapid assessment of the efficacy of TriTAb(R), with results available in 1998. Management is not aware of any other competitive commercial efforts in this field.

                  ANTI-CYTOKINE PROGRAM. CytoTAb(R) - Sepsis. Sepsis Syndrome is a name given to a spectrum of disorders caused by the body's exaggerated response to infection or injury and is triggered by a wide variety of bacterial, viral and fungal organisms. The three defining conditions for sepsis are a site or source of inflammation, abnormal vital signs and a failure of one or more major organ systems, typically the respiratory system (lungs), central nervous system, cardiovascular system or the excretory system (kidneys). Immune suppression, invasive procedures, trauma or surgery are the usual factors that allow bacteria or their toxic products to enter the bloodstream.

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

                  A number of companies have been actively pursuing the commercial development of antibody products to treat Sepsis Syndrome. TAb's Management believes that most have adopted monoclonal technology, some with a view to neutralizing endotoxins which often initiate the body's inflammatory response to infection, while others have introduced antibodies to target cytokines such as tumor necrosis factor ("TNF"), which act as mediators of Sepsis Syndrome. Management is aware of monoclonal antibody products intended to treat Sepsis Syndrome that have encountered problems in the testing stage and some that have been withdrawn from clinical trials.

                  Through its sepsis program, TAb has developed a line of polyclonal antibody products to target the inflammatory cytokines that act as mediators to Sepsis Syndrome.

                  TAb has completed a number of preclinical tests with its first product in this program, CytoTAb(R), which is directed against TNF. The results of the Company's preclinical tests indicated statistically significant neutralization of the TNF. The FDA has accepted the Company's IND application for this product.

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

                  In 1995, the Company entered into an agreement with scientists at Vanderbilt University Medical Center ("Vanderbilt") to coordinate initial United States clinical trials of the CytoTAb(R) product. These trials commenced in April 1995. Vanderbilt has extensive experience in testing the impact of interventions on endotoxemia, and has studied a variety of proposed antibody products in both in vivo and in vitro models. In a Phase I study, a total of 25 patients meeting criteria for severe sepsis have been treated with one of several doses of CytoTAb(R). The results indicated that the antibody binds to its target (TNF) with high affinity. The various doses were well tolerated with no significant hypersensitivity reactions or episodes of immune complex disease. The antibody was rapidly distributed.

                  During 1997, the Company concluded a Phase IIa clinical study and announced the results. Based on the data accumulated from this trial, the Company is undertaking a Phase IIb study in severely ill sepsis Patients who have developed failure in two organs. Knowledge gained from this trial will be used to design a pivotal phase III study.

                  TAb has adhered to a systematic strategy in the conduct of its pre-clinical testing and human studies for this CytoTAb(R) product. The Company believes that an orderly approach to study of the action of the drug will lead to its useful application in the treatment of sepsis and many other disorders. Because of the many disease states in which elevated tissue or serum levels of TNF are implicated, the Company believes there may be numerous clinical applications of CytoTAb(R), some of which cannot be predicted or quantified at this time.


                  CytoTAb(R) - Jarisch-Herxheimer Reaction ("JHR"). The Jarisch-Herxheimer Reaction occurs in some patients who have received antibiotics to treat an infection and can be fatal. The antibiotic kills the infecting organism which breaks up. The fragments of the organism cause a massive response involving a cascade of cytokine release which leads to a high temperature and rapid pulse.

                  JHR is a model system for sepsis, but it is also an indication in its own right. Variations of JHR occur throughout the world including Europe and the United States. Four such examples are Louse-Borne Relapsing Fever in Ethiopia, Tick-Borne Relapsing Fever, Secondary Syphilis, and Lyme Disease in the United States.

                  TAb plans to carry out Phase III trials in JHR under full Good Clinical Practice ("GCP") with a view to submitting a product license application in the United States and possibly Europe for CytoTAb(R) for JHR.

Management believes that its CytoTAb(R) product has a notable advantage because it has been the only product to have been tested and demonstrated efficacy in treating JHR

                  CytoTAb(R)- Transplantation. Many kidney transplant patients suffer acute rejection episodes which are often treated with an antilymphocyte therapy, such as Orthoclone OKT(R)3. This treatment may itself be associated with side effects stemming from release into the circulation of large quantities of TNF. TAb is investigating the use of CytoTAb(R) to prevent and treat such side effects. In 1997, the FDA cleared TAb's IND application for the development of CytoTAb(R) in renal transplant patients

                  CytoTAb(R) - Cerebral Malaria. Severe cerebral malaria is associated with elevated concentrations of TNF. The recurring exacerbations of fever and other severe symptoms and signs of cerebral malaria represent a form of sepsis. TAb is investigating the use of CytoTAb(R) in mitigating the morbidity and mortality of severe cerebral malaria, and the possible complications of cerebral malaria treatment. The Company completed a Phase I pilot study for this indication in Thailand during the first quarter of 1997 and has embarked on a subsequent Phase II study.

                  CytoTAb(R)- Acute Graft vs Host Disease. It is estimated that some 10,000 patients worldwide suffer from the severe TNF-related complications associated with stem cell transplantation. In bone marrow transplants, stem cells are given to the patient, which may mount an immune response to the patients' tissues leading to a release of cytokines, including TNF. The deleterious effects of the TNF related complication can limit the quantity of stem cells that can be given.

                  An agreement was reached in 1997 with investigators in the U.S. to undertake a pilot study of CytoTAb(R) in the treatment of this syndrome. The FDA has cleared an investigator IND application for this indication and a study is currently being designed to determine if CytoTAb can neutralize this syndrome, and more stem cells can be given. This would allow patients to recover from the transplant more quickly, resulting in reduced hospital stay and treatment. The reduced hospital stay could significantly reduce the total cost of treatment, possibly making bone marrow transplant available to a broader patient base.

                  TAb's position in relation to CytoTAb(R) may be affected by two European patents. Opposition to these patents has been filed by TAb and others on various general and specific grounds including lack of patentability. If valid as granted, these European patents could be used to attempt to limit TAb's freedom to use anti-TNF antibodies and, therefore, TAb's ability to market CytoTAb(R) in certain European countries. TAb's Management does not believe that the existence of these European patents will prevent TAb from achieving the successful commercial exploitation of CytoTAb(R). TAb has itself applied for specific patents covering the use of Fab fragments of anti-TNF antibodies, and the techniques for its preparation. Patents have been issued in 1997 for these claims in certain jurisdictions. See "Item 1 - Business-Intellectual Property"


PRINCIPAL LICENSING AND OTHER COLLABORATIVE ARRANGEMENTS

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

COLLABORATIVE ARRANGEMENTS

                  The following is a summary of TAb's current agreements:

                  Swedish Orphan. In January 1990 the Company entered into an agreement with Swedish Orphan AB, a Swedish company, appointing them as exclusive sales representative to market ViperaTAb(R) in certain territories. The agreement was subsequently amended to include certain other antivenoms identified by the Company, and DigiTAb(R) and TriTAb(R). The territories are currently Sweden, Norway, Denmark and Finland. Swedish Orphan specializes in the development, regulatory handling, marketing and distribution of niche pharmaceuticals and has arranged for the Karolinska Institute to conduct clinical trials of the products which are a pre-requisite to their registration in Scandinavia. Swedish Orphan receives a commission on sales of the products in the territories. The agreement will continue until December 31, 2002 and thereafter unless terminated by 120 days' notice by either party.

                  Helena Laboratories and Immuno Gen. In April 1993 the Company, TAb Wales and Polyclonal Antibodies Ltd ("PAL") entered into an agreement with Helena Laboratories (UK) Limited ("Helena") and Immuno Gen International Limited ("Immuno Gen"), appointing Helena and Immuno Gen as worldwide distributor for certain antisera products (other than those developed with a third party) for use solely in diagnostic or research diagnostic purposes.

                  FH Faulding. In September 1995 the Company entered into an exclusive distribution agreement with FH Faulding and Co. Ltd., an Australian company, appointing FH Faulding and Co. Ltd. to obtain registration and marketing approvals for certain products and to be exclusive distributor of such products in Australia, New Zealand and such other countries as the Company may agree. The products are DigiTAb(R) and TriTAb(R).

                  In October 1996 the Company signed a Clinical Trials and Registration Agreement with FH Faulding, to provide financial support for clinical trials and to seek registration and marketing approvals for CytoTAb(R) for treatment of cerebral malaria for Thailand and other countries in South East Asia where malaria is a problem.

                  CSL. In February 1997 the Company signed a Clinical Trials, Registration, Manufacturing, and Distribution Agreement with CSL, an Australian company. This agreement makes CSL the exclusive distributor for Brown TAb(TM) in Australia and Papua New Guinea.

                  Federal Ministry of Health of Nigeria. In August 1995 the Company entered into an agreement with the Federal Ministry of Health on behalf of the Nigerian Government under which the Nigerian Government has contributed to the costs of development and clinical trials of EchiTAb(TM), and undertakes to purchase commercial quantities of this antivenom. A royalty is payable to the Nigerian Government on sales of EchiTAb(TM) outside Nigeria.

                  Altana Inc. In October 1997, the Company signed a marketing and distribution agreement with Altana Inc., covering the rights to three emergency medicine products now under development by TAb. Altana Inc., is the United States subsidiary of Altana AG, a leading German supplier of pharmaceuticals through its Byk Gulden unit.

                  Under terms of the agreement, Altana will pay up to $23 million for the U.S. distribution rights to CroTAb(R), DigiTAb(R), and TriTAb(R). The Company will receive $4.5 million in payments upon the achievement of milestones expected in 1997 and 1998. Up to another $5.5 million in payments will be provided to the Company based on achievement of additional milestones culminating with the U.S. Food and Drug Administration approvals for the product line. TAb will also receive bonus payments estimated at $13 million tied to the first three years of each product's sales following FDA approval. Revenues will be shared between the companies with TAb receiving 50 per cent of net revenues through ongoing payments for the supply of product and royalties on sales.

                  The agreement with Altana extends for five years following the first FDA approval of each product. A renewal clause calls for an additional five years if minimum sales targets are met. TAb will continue to be responsible for the clinical development and regulatory submissions for each product. TAb will also retain responsibility for manufacturing and packaging each product.



                  ACADEMIC AND CLINICAL AFFILIATIONS

                  A proportion of the Company's research and development and product testing activities have been carried out through affiliations and consulting arrangements with clinical research organizations and scientists at academic institutions in the United Kingdom, Scandinavia and North America, including St. Bartholomew's and the Royal London School of Medicine and Dentistry, the Karolinska Institute, the University of Arizona and Vanderbilt University Medical Center. These include arrangements in respect of preclinical and clinical research, consultancy, patents, royalties and facility leases.


PROPRIETARY POSITION

                  COMPETITION

                  ANTIVENOMS. A number of organizations and companies manufacture snake antivenom throughout the world. However, Management believes most are using equine-derived products based on older technology. Based on clinical results, Management believes that TAb's antivenom products are, in general, safer and have greater efficacy.

                  There are two main European competitors to TAb's Vipera product. The European Viper Antivenom is an equine-derived product made in Croatia by the Zagreb Institute for Immunology. Institut Pasteur, part of Pasteur Merieux Serums & Vaccins, also has an equine-derived Vipera antivenom product. Management believes that TAb's product is superior, although both competing products are considerably cheaper. Notwithstanding the price differential, TAb has successfully competed with Institut Pasteur and the Zagreb Institute for Immunology in Sweden where ViperaTAb(R) currently commands at least 80% of the market.

                  Only one Crotalid antivenom product is currently approved in the United States. There are frequent toxicity problems associated with that product.

                  Equine-derived antivenom products with which EchiTAb(TM) and certain other of the Company's potential antivenoms will compete are produced by, among others, Institut Pasteur and Haffkine BioPharmaceuticals.

                  DIGOXIN ANTIDOTE. TAb has two competitors, one of which is well-established in Europe and the other in the United States. Glaxo Wellcome plc's Digibind(R) is available in the United Kingdom and the United States and Boehringer Mannheim GmbH's Digitalis - Antidot BM(R) is available in Europe. Both of these products are Fab based and derived from sheep polyclonal antibodies. However, Management believes that DigiTAb(R) could achieve an attractive niche position in this area.



                  TRICYCLIC ANTIDEPRESSANT ANTIDOTE. No specific tricyclic antidepressant antidote exists and TAb's Management does not know of any commercially, competitive activity in this area. TAb intends to apply for orphan drug status in the United States which, if granted, will provide seven years of marketing exclusivity. Furthermore, TAb has been granted a United States patent for the key immunogens, the production process, the resultant product and the use of the product to treat tricyclic antidepressant toxicity.

                  SEPSIS SYNDROME TREATMENT. Management expects to encounter significant competition from rival products for Sepsis Syndrome treatment. Many potential competitors are working on a variety of approaches. For example, Xoma Corp. Centocor, Inc. and Celltech Group plc. have all had anti-endotoxin monoclonal antibody preparations to treat septic shock in Phase III clinical trials. However, the results indicated that these products were of limited value as a treatment for life-threatening septic shock.

                  Celltech Group plc, Chiron Corp., Knoll AG and Centocor, Inc., have developed monoclonal anti-TNF antibodies; Immunex Corp. has developed a TNF receptor; Roche Bioscience has generated a modified TNF receptor product which is in clinical trials. Synergen Inc. has developed IL-1 receptor antagonists; and Cortech, Inc. has tested a bradykinin antagonist.

                  One monoclonal antibody to TNF is known to be in advanced clinical development (Phase III) but some clinicians have been disappointed with published results regarding these products and are skeptical about their ultimate success. Management knows of no competing polyclonal antibody in development for the treatment of Sepsis Syndrome.

                  Management believes that CytoTAb(R) has a notable advantage over other products in clinical development in having been the only product so far to have been tested and demonstrated efficacy in a condition similar to Sepsis Syndrome: the Jarisch-Herxheimer Reaction.

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

- A patent on the use of Fab fragments of anti-TNF in the United Kingdom, Australia, New Zealand, and through the European Patent Office.

- A patent on the use of mixed monospecific antivenoms in the United Kingdom and Australia.

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

                  Management intends to enter into such arrangements for most all of TAb's products. The stage at which TAb will out-license will depend on balancing the market potential of the product with the costs and risks associated with the continuing development program. Except in certain limited circumstances, the Directors do not intend that TAb will establish its own sales force but expect to market its products through alliances with collaborators.


                  Management groups TAb's products in two general categories:

                  Niche Products. These products include the antivenoms and DigiTAb(R). Niche products serve an acute medical need in a low volume market. Generally, the products have a lower commercial risk as they tend to have lower development costs, shorter lead times and potentially accelerated regulatory review. Management believes that TAb's niche products will be able to show improved safety or efficacy compared with existing products or that they will be able to present a market opportunity in an established market place.

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

                  In the United States, the principal regulatory agency is the U.S. Food and Drug Administration ("FDA"). Nearly all other countries have national regulatory authorities. The Company may have to satisfy different requirements from the FDA, European authorities and other national regulatory authorities. There is an ongoing initiative, the International Conference on Harmonization, between representatives from Japan, the United States and the European Union, to limit differences where possible, but it may be many years before its objective is achieved, if at all. In Europe, the Company must take into consideration (a) the regulatory climate within the European Union, including the stance of the International Conference on Harmonization, the European Agency for the Evaluation of Medicinal Products ("EMEA") and the European Committee for Proprietary Medicinal Products ("CPMP"), as well as (b) the position of the national regulatory authorities of other European countries. New licensing procedures were introduced in the European Union in 1995 aimed at progressively limiting the differences in requirements between the regulatory authorities of European member states in respect of the same products. However, it is too early to assess fully the impact of these new procedures.

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

                  NON-PATENT MARKET EXCLUSIVITY. In U.S. medicines law there are two forms of non-patent market exclusivity. First, the law prohibits approval of abbreviated new drug applications or literature-based applications for copies of innovative products for a period of five years after the approval of a new chemical entity, and three years after the approval of a new indication or dosage form for which substantial clinical trials were required. These provisions do not preclude approval of competitive applications based on original data, and they apply only to new drugs, rather than antibiotics or biological products.



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

                  ENFORCEMENT POWERS. The federal government has extensive powers to compel compliance with medicines laws. Volatile products are subject to seizure, and imported products may be detained. Companies and individuals that violate the law are subject to injunctions and criminal penalties with no requirement for proof of negligence or intent. Persons and companies convicted of certain offenses can be barred from involvement in the medicines approval process. The federal government can suspend or withdraw approval of products if questions arise concerning safety or effectiveness.

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


                  CLINICAl TRIALS. The three phase approach to clinical development of new product candidates discussed in the section on U.S. Regulation is also applicable to European regulation. See "Item 1. U.S.

Regulation". When adequate preclinical data are available, application will usually be made to the regulatory authority in the country where the trial is to be conducted. In most developed countries, clinical trials may only be commenced after notification to and/or approval by the competent regulatory authority and an independent ethics committee. In European Union member states, marketing authorizations must be supported by clinical trial data as set out in European Directives and guidelines, but the approval process and criteria for commencement of clinical trials are not yet harmonized by European Union law. The International Conference on Harmonization is developing proposals for new legislation harmonizing national laws and practices.

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

                  In the United Kingdom facilities licenses are issued after an application to, and inspection by, the Medicines Control Agency ("MCA"), and similarly in Australia by the Therapeutic Goods Administration ("TGA").




                  REGULATION IN OTHER COUNTRIES

                  In general, regulation is similar in countries outside the United States and Europe, with the approval system regulated by specific agencies in each geographic area. However, approval by one agency does not ensure approval in other countries.

                  In Australia successful marketing of a therapeutic substance may be dependent on receiving marketing approval from the TGA and also on obtaining Commonwealth Government subsidy for use of the product via either the Pharmaceutical Benefit Scheme or the Special Access Scheme. Applications for listing on either of these Schemes requires additional information, in particular economic analysis data, and approval for this second step may lag behind obtaining marketing approval. The Australian Government is able to exercise considerable power over price control through this process.

EMPLOYEES


                  As of December 31, 1997, the Company had 162 full-time employees, including 49 scientists and 48 technicians engaged in research and development, 6 regulatory personnel, and 25 management and 24 administrative personnel. In addition, the Company employed 29 part-time employees at year end 1997. The Company believes that its future success will depend, in part, on its ability to attract and retain highly skilled technical, marketing, support, and management personnel.

                  None of the Company's employees in the United States is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its employee relations are good.

ITEM 2.           PROPERTIES


                  The Company's physical properties are primarily owned or leased through its subsidiaries. TAb UK operates the Company's research and development laboratories at St. Bartholomew's in London. TAb UK leases 5,047 square feet of laboratory space from St. Bartholomew's. The current lease term has an expiration date of September 30, 2003. TAb UK also leases 4,000 square feet of office space at 14-15 Newbury Street in Central London, which lease expires in 1999.

                  In addition, TAb UK owns and operates production offices, quality control laboratories and a manufacturing facility in Ceredigion, Wales. In 1992, TAb acquired these initial Welsh facilities, including approximately 230 acres of pasture land, animal stock, and production and ancillary facilities. The Welsh facilities were established with financial support of the Welsh government in the form of grants and investments. In 1995, TAb Wales completed construction of a 20,000 square foot manufacturing plant within its existing Welsh facilities.

                  In 1995, TAb Australasia (formerly TAb Australia Pty. Ltd) leased offices and laboratories and acquired grazing rights over 250 hectares of land at the Turretfield Research Center. The flocks of sheep were moved to this location and a bleeding shed constructed. In the fourth quarter of 1996, TAb Australasia completed construction of new facilities on the property. The new facilities include offices, a cleanroom and a manufacturing plant, located adjacent to the Company's existing facilities. The lease of the Turretfield Research Center property will expire in 2015.

                  The Company's corporate headquarters is located in 9,392 square feet of leased office space in the vicinity of Vanderbilt University Medical Center in Nashville, Tennessee. The lease expires on January 31, 2001.

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




ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                  The Company's Common Stock is currently traded on the London Stock Exchange (under the symbol TAB.L). There is no public trading market for the Company's Common Stock within the United States.

                  The following table presents quarterly information on the price range(1) of the Company's Common Stock, stated in British pounds and United States dollars. This information indicates the high and low sale prices reported by the London Stock Exchange.

QUARTER ENDING                              HIGH                      LOW
--------------                              ----                      ---

         March 31, 1997               (pound)3.89    ($6.38)    (pound)3.035   ($5.07)

         June 30, 1997                (pound)3.74    ($6.18)    (pound)3.325   ($5.53)

         September 30, 1997           (pound)3.325   ($5.62)    (pound)1.80    ($2.85)

         December 31, 1997            (pound)2.585   ($4.40)    (pound)2.18    ($3.60)

                  As of March 13, 1998, there were approximately 900 holders of record of the Company's Common Stock. On March 13, 1998, the last sale prices reported on the London Stock Exchange for the Company's Common Stock was (pound)2.08 ($3.46).

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









---------------------------
(1) Currency translations were calculated based upon the currency exchange rates in effect on the date the price disclosed was reported on the London Stock Exchange.

ITEM 6.   SELECTED FINANCIAL DATA

                  The following selected consolidated financial data at and for each of the five years in the period ended December 31, 1997 have been derived from the Company's consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and also with "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                                                                         8/10/84
                                                                  Year Ended December 31,                             (Inception)
                                           ---------------------------------------------------------------------------   through
                                                                                                                        12/31/97
                                                                                                                       ----------
                                               1997            1996          1995           1994            1993
                                               ----            ----          ----           ----            ----
STATEMENT OF OPERATIONS DATA:

Total Revenues............(1)              $  2,677,931   $  3,268,368   $    750,490    $  1,130,323   $    290,315  $  9,386,745



Expenses:


Research and development ...............     11,462,352      9,185,126      6,321,674       5,107,894      3,597,555    42,042,457

General, administrative, marketing......      4,176,139      3,083,151      2,247,472       1,619,824      1,055,971    14,919,720

Depreciation and amortization ..........      1,643,922      1,387,916        856,756         864,288        533,244     5,511,670

Interest expense and debt conversions...      1,001,959      2,002,932        388,258         137,018        781,097     4,532,180

Foreign currency losses (1) ............        913,119              _              _               _              _       913,119

Other ..................................        328,158        355,360         36,368         119,052         25,873       879,982
                                           ------------   ------------   ------------    ------------   ------------  ------------


Total expenses .........................     19,525,649     16,014,485      9,850,528       7,848,076      5,993,740    68,799,128


Net loss ...............................   $(16,847,718)  $(12,746,117)  $ (9,100,038)   $ (6,717,753)  $ (5,703,425) $(59,412,383)
                                           ============   ============   ============    ============   ============  ============

Basic and diluted net loss per share....   $      (0.74)  $      (0.68)  $      (0.57)   $      (0.47)  $      (0.48) $      (5.98)
                                           ============   ============   ============    ============   ============  ============

BALANCE SHEET DATA:
Cash and cash equivalents...... (1)(3)     $  4,915,077   $ 20,502,536   $  3,397,082    $    593,154   $    103,842

Total assets.................. .(2)(3)       20,800,065     37,179,990     15,157,099      12,103,994      4,978,617

Long term debt, net of
 current portion (2)....................      6,059,072      8,592,755      9,595,420       2,917,251        282,555

Deficit accumulated during
 development stage .....................    (59,412,383)   (42,564,665)   (29,818,548)    (20,718,510)   (14,000,757)

Stockholders' equity.............(3)          9,758,345     25,215,530        894,479       4,862,404      1,917,332

Notes:

(1) At December 31, 1997, the Company held approximately U.S. $2,960,000 denominated in British pounds and U.S. $347,000 in Australian dollars. The decline in the exchange rate at year end between the British pound and Australian dollar versus the U.S. dollar resulted in a foreign currency transaction loss of U.S. $913,119. At December 31, 1996, the Company held approximately U.S. $17,300,000 which was denominated in British pounds. As a result of improvement in the exchange rate between the British pound and the U.S. dollar, the Company experienced a foreign currency transaction gain of U.S. $1,730,000 for the year ended December 31, 1996.

(2) In 1995 and 1994, the Company constructed a pilot production facility in London and a manufacturing facility in Wales. These facilities were funded through financing arrangements provided by Aberlyn Capital Management Company, Inc. and the Welsh Development Agency. See Note 5 to the consolidated financial statements for further information.

(3) On July 23, 1996, the Company completed an initial public offering of 4,190,477 shares of its common stock on the London Stock Exchange at (pound)5.25 ($8.14) per share. See Note 1 to the consolidated financial statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto. Statements made in this Annual Report on Form 10-K which are not historical fact are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are necessarily estimates reflecting the Company's best judgment based on current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include but are not limited to, changes in the regulation of the pharmaceutical industry, both in the United States and internationally, changes in pharmaceutical product testing or approval standards, both in the United States and internationally, competitive pressures on the pharmaceutical industry and the Company's response thereto, the Company's ability to appropriately address the Year 2000 computer system issue, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

GENERAL

         Since its inception, TAb has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. Since inception, the Company's revenues have been from licensing agreements with corporate partners, contract agreements, product sales, grant income, interest income, and insurance and value added tax recoveries. Net losses have been incurred each year since its inception and the Company expects to continue to incur operating losses during at least the next year due to continued spending on research, product development and increasing requirements for process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. To fund these activities, the Company will continue to evaluate opportunities to raise further funding which may be required in order to carry out the current business plan.

         The Company conducts its operations from its headquarters in the United States and through subsidiaries located in the United Kingdom, Australia and New Zealand. For a discussion of the Company's international operations for the past three fiscal years, see Note 11 to the Company's financial statements.


RESULTS OF OPERATIONS


Year ended December 31, 1997 Compared to Year ended December 31, 1996

         TAb's revenues for 1997 decreased by 18% to $2,678,000 from $3,268,000 for 1996. During the year ended December 31, 1996 the Company recorded a foreign currency transaction gain of $1,730,000 as a result of the U.S. dollar's improvement during 1996 against the British pound. Due to a weaker British currency in 1997, foreign currency transactions yielded a loss of $913,000 for the year ended December 31, 1997. See Note 2b to the Company's financial statements included as Item 8. As described under "Liquidity and Capital Resources", licensing revenue increased 673% to $1,113,000 for the year ended December 31, 1997 from $144,000 for the year ended December 31, 1996 due to milestone payments received from licensing agreements with pharmaceutical partners. Sales and contract revenue decreased during the year ended December 31, 1997 primarily because 1996 included one time contract revenue of $173,000 which was attributable to the Company's Nigerian EchiTAb(TM) contract. Grant revenue increased $87,000 due to a grant received from the Welsh Government for expansion of the Company's Welsh operations. Interest income in the year ended December 31, 1997, increased 46% to $887,000 from $607,000 due to additional cash and short term investment holdings from the proceeds of the Company's UK public offering of Common Stock in July 1996.

         Total expenses for the year ended December 31, 1997 increased by 22% to $19,526,000 from $16,014,000 for the same period in 1996. Research and development expenses during the same periods increased by 25% to $11,462,000 from $9,185,000 as a result of advanced clinical trial activities for DigiTAb(R) and CytoTAb(R); the progression activities associated with preparing the submissions through the regulatory review process for CroTAb(R); manufacturing TAb's products for clinical trials; conducting and establishing the necessary quality control and assurance systems. Additionally, the expansion of the Australian facility was completed in early 1997 and the Company began devoting resources there to meet the need for increased serum requirements for the commercial production.

         General and administrative expenses for the year ended December 31, 1997 increased by 31% to $3,562,000 from $2,722,000 for the year ended December 31, 1996. This increase relates primarily to increased insurance requirements, stockholder relations and other activities required following the Company's initial public offering in the UK in 1996.

         Marketing and distribution expenses increased for the year ended December 31, 1997 by 70% to $615,000 from $361,000 in the year ended December 31, 1996. This reflects increased staffing and associated expenses.

         Depreciation and amortization expense for the year ended December 31, 1997, increased by 18% to $1,644,000 from $1,388,000 for the year ended December 31, 1996. This increase is the result of the depreciation of the capital expenditure for the Australian production facility, which was placed in service in February 1997.

         Interest expense for the year ended December 31, 1997 decreased by 17% to $1,002,000 from $1,201,000 in the year ended December 31, 1996, as a result of the Company's repayment in 1996 of approximately $4,750,000 of its debt obligations.

         The Company's net loss for the year ended December 31, 1997, was $16,848,000 compared to a net loss of $12,746,000 for the year ended December 31, 1996. In addition to the factors described above, changes in foreign currency exchange rates used to translate the foreign subsidiaries financial statements into US dollars resulted in higher expense levels.

Year ended December 31, 1996 Compared to Year ended December 31, 1995

         TAb's revenues for 1996 increased by 335% to $3,268,000 from $750,000 for 1995. During the year ended December 31, 1996, the Company received approximately $97,000 more in contract revenue over the amount received in the year ended December 31, 1995, which was attributable primarily to the Company's Nigerian EchiTAb(TM) contract. Grant revenue increased $79,000 due to a grant received from the Economic Development Authority of the Government of South Australia for expansion of the Company's Australian operations. Interest income in the year ended December 31, 1996, increased 527% to $607,000 from $97,000 due to additional cash and short term investment holdings from the proceeds of the Company's UK public offering of Common Stock in July 1996. As a result of improvement in the exchange rate between the British pound and the U.S. dollar, the Company experienced a foreign currency transaction gain of $1,730,000 for the year ended December 31, 1996. See Note 2b to the Company's financial statements included as Item 8 hereof.

         The Company conducts research, development, manufacturing and/or distributes its products in the United States, the United Kingdom, New Zealand and Australia. In 1996 and 1995 the New Zealand and Australian operations did not have a material impact on the results of operations. Trade revenues from international operations increased 23% to $350,000 in 1996 from $283,000 in 1995.

         Expenses for the year ended December 31, 1996 increased by 63% to $16,014,000 from $9,851,000 for the same period in 1995. Research and development expenses during the same periods increased by 50% to $9,682,000 from $6,449,000 as a result of increased clinical trial activities for DigiTAb(R) and CytoTAb(R) for malaria as well as the progression through the more advanced trial phases for CytoTAb(R) for Sepsis and CroTAb(R). These costs were related to manufacturing TAb's products for clinical trials, conducting clinical trials and ensuring that the necessary quality control and assurance procedures are in place. The cost of regulatory compliance also increased as the Company's products advanced through the development stages. Additionally, the Australian facility increased the number of sheep in its flock during 1996 to meet the need for increased serum requirements for the clinical trials.

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

         Interest expense for the year ended December 31, 1996 increased by 209% to $1,201,000 from $388,000 in the year ended December 31, 1995 due to increased borrowings by the Company.

         In the first quarter of 1996, the Company recorded a one-time debt conversion expense of $802,000, relating to the conversion of an aggregate of $2,565,000 of principal and interest on the Company's 6% Notes into shares of Common Stock, which represented the difference between the stated conversion price on the debt of $8.00 per share and the actual conversion price of $5.50.

         The Company's net loss for the year ended December 31, 1996, was $12,746,000 compared to a net loss of $9,100,000 for the year ended December 31, 1995. This increase was due to the one-time debt conversion expense and the other factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, TAb has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, for product research and development activities, for clinical testing and to meet TAb's overall increased working capital requirements. Management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Future capital requirements will depend on numerous factors, including the progress of its research programs and clinical trials, the development of regulatory submissions, the commercial viability of the Company's products, the development of sales, distribution and marketing capabilities, and the terms of any new licensing arrangements. Funds for the Company's operating and capital requirements historically have been provided by the sale of equity and debt and from collaboration agreements and other financing arrangements. Measures are currently being taken to conserve cash resources while at the same time sustaining the progress of clinical trials for products that promise the most success. Meanwhile, the Company continues to evaluate opportunities to raise further funding which may be required in order to carry out the current business plan.

         At December 31, 1997, the Company had cash and cash equivalents totaling $4,915,000, of which approximately $2,960,000 was denominated in British pounds and $347,000 in Australian dollars and short-term investments of $1,997,000 denominated in U.S. dollars. The Company's net cash used in operating activities during the year ended December 31, 1997, totaled $13,421,000, an increase of 11% from the year ended December 31, 1996. Capital expenditures decreased 62% to $1,257,000 in 1997 from $3,293,000 in 1996. The initial expansion of the Company's production facilities in Australia was completed during 1997. In 1998, the Company plans to begin scale up of the production facilities in Wales and to furnish the new Australian facility with the necessary laboratory equipment in anticipation of future commercial production. Capital expenditures in 1998 are expected to be approximately $2,300,000. The Company believes future cash requirements for capital expenditures can be funded through financing arrangements and from the Company's current cash holdings.

         In October 1997, the Company finalized an agreement with Altana Inc. whereby Altana will pay up to $23,000,000 for the U.S. distribution rights to CroTAb(R), DigiTAb(R), and TriTAb(R). The Company received $1,000,000 in 1997 for the achievement of certain milestones. Upon attainment of other milestones, TAb may receive additional payments of up to $3,500,000 in 1998. Additional payments under the agreement will be based on FDA approvals and sales for the first three years of market availability.

         TAb uses sheep for the production of its polyclonal antibodies and supplies all the antisera required from its own flocks. Currently, TAb's subsidiaries have approximately 5,600 sheep and TAb expects to substantially increase the size of its flocks over several years to meet full scale production requirements once additional products are approved for sale.

         TAb has recognized the potential Year 2000 problems that may affect its computing systems, laboratory equipment and business processes. The Company has plans in place to ensure that all of its entities worldwide will have the ability to operate effectively in the 21st century. A Year 2000 Task Force has been formally established which includes subgroups located at TAb, TAb UK Ltd (at both Wales and London sites) and TAb Australasia Pty Ltd. The Company is currently conducting a preliminary assessment of its computer systems, laboratory equipment and business processes to identify the systems that could be affected by the Year 2000 issue. The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company expects to complete its full assessment, including the potential impacts of the Year 2000 from laboratory equipment and business processes, by the end of April 1998. The Company will then be able to determine the effect, if any, on future financial results.



NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1997, the Company had approximately $56.0 million of net operating loss carryforwards for income tax purposes, of which $44.9 million are available for U.S. Federal taxes and expire from 1999 through 2012. In addition, the Company has approximately $232,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The Internal Revenue Code of 1986, as amended, contains certain provisions that limit the net operating loss carryforward available to be used in any given year if certain events occur, including significant changes in ownership. At present the Company's net operating loss carryforward is not subject to these limitations. No assets have been recognized in the Company's financial statements for these net operating loss carryforwards because management believes the generally accepted accounting principle criteria for recognition have not been met.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 as required. Because these standards require only disclosure of certain additional information, the effect of adoption will not have a significant impact on the Company's financial position, results of operations or cash flows.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                the years ended December 31, 1997, 1996 and 1995
                    and the cumulative development stage from
              August 10, 1984 (inception) through December 31, 1997



                                                                       PAGE
                                                                       ----

Report of Independent Accountants.......................................30


Consolidated Financial Statements:

     Balance Sheets.....................................................31

     Statements of Operations...........................................32

     Statements of Stockholders' Equity.................................33

     Statements of Cash Flows...........................................34

     Notes to Financial Statements......................................35

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Therapeutic Antibodies Inc.

We have audited the accompanying consolidated balance sheets of Therapeutic Antibodies Inc. and Subsidiaries (A Development Stage Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and for the period from August 10, 1984 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Therapeutic Antibodies Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and for the period from August 10, 1984 (inception) through December 31, 1997 in conformity with generally accepted accounting principles.




/S/ Coopers & Lybrand, LLP


Louisville, Kentucky
March 5, 1998

THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

                                                                         1997              1996
                                                                         ----              ----
     ASSETS
Current assets:
   Cash and cash equivalents                                        $  4,915,077       $ 20,502,536
   Short-term investments                                              1,997,240          2,002,266
   Trade receivables                                                     594,267            101,281
   Value added tax receivable                                            179,629            251,186
   Inventories                                                           489,138            400,167
   Other current assets                                                  409,929            474,412
                                                                    ------------       ------------

                    Total current assets                               8,585,280         23,731,848

Property and equipment, net                                           11,456,690         12,682,680
Patent and trademark costs, net                                          598,924            529,228
Other assets, net                                                        159,171            236,234
                                                                    ------------       ------------

                    Total assets                                    $ 20,800,065       $ 37,179,990
                                                                    ============       ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                            $  1,457,121       $    936,591
   Accrued interest                                                      146,326            161,367
   Current portion of notes payable                                    2,545,701          1,446,327
                                                                    ------------       ------------
                    Total current liabilities                          4,149,148          2,544,285

Notes payable, net of current portion                                  6,059,072          8,592,755
Deferred revenue                                                         559,467            656,170
Other liabilities                                                        274,033            171,250
                                                                    ------------       ------------

                    Total liabilities                                 11,041,720         11,964,460
                                                                    ------------       ------------

Commitments

Stockholders' equity:
   Common stock - par value $.001 per share;
     30,000,000 shares authorized; 23,252,825 -
     December 31, 1997 and 22,353,692 - December
     31, 1996 issued and outstanding                                      23,253             22,354
   Additional paid-in capital                                         68,927,203         67,082,048
   Deficit accumulated during the development
     stage (1984-1997)                                               (59,412,383)       (42,564,665)
   Cumulative translation adjustment                                     220,272            675,793
                                                                    ------------       ------------

                    Total stockholders' equity                         9,758,345         25,215,530
                                                                    ------------       ------------

                    Total liabilities and stockholders' equity      $ 20,800,065       $ 37,179,990
                                                                    ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                      For the Cumulative
                                                              For the Years Ended                      Development Stage
                                                                  December 31,                       from August 10, 1984
                                                ------------------------------------------------     (inception) Through
                                                    1997              1996              1995           December 31, 1997
                                                ------------     --------------      -------------     -----------------
Revenues:
  Sales and contract revenue                     $   392,888      $     600,607       $    488,347       $  2,791,117
  Licensing revenue                                1,112,955            143,500            100,000          1,356,455
  Interest income                                    886,511            607,479             96,917          1,922,686
  Grant income                                       205,569            118,535             39,509            732,519
  Value-added tax and insurance recoveries                --                 --                 --            577,170
  Foreign currency gains                                  --          1,733,357              3,054          1,785,984
  Other                                               80,008             64,890             22,663            220,814
                                                 -----------       ------------       ------------       ------------

                                                   2,677,931          3,268,368            750,490          9,386,745
                                                 -----------       ------------       ------------       ------------


Expenses:
  Cost of sales and contract revenue                 110,740            334,989             31,360            545,157
  Research and development                        11,462,352          9,185,126          6,321,674         42,042,457
  General and administrative                       3,561,541          2,721,889          1,729,262         12,943,167
  Marketing and distribution                         614,598            361,262            518,210          1,976,553
  Depreciation and amortization                    1,643,922          1,387,916            856,756          5,511,670
  Interest                                         1,001,959          1,201,335            388,258          3,730,583
  Debt conversion expense                                 --            801,597                 --            801,597
  Foreign currency losses                            913,119                 --                 --            913,119
  Other                                              217,418             20,371              5,008            334,825
                                                 -----------       ------------       ------------       ------------

                                                  19,525,649         16,014,485          9,850,528         68,799,128
                                                 -----------       ------------       ------------       ------------

                  Net loss                      $(16,847,718)      $(12,746,117)      $ (9,100,038)      $(59,412,383)
                                                ============       ============       ============       ============


Basic and diluted net loss per share            $      (0.74)      $      (0.68)             (0.57)      $      (5.98)
                                                ============       ============       ============       ============

Weighted average shares used in
  computing basic and diluted net
  loss per share                                  22,888,226         18,821,524         15,938,219          9,937,666
                                                ============       ============       ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1997, 1996 and 1995 and for the Cumulative Development Stage from August 10, 1984 (inception) through December 31, 1997


                                       COMMON STOCK                         ADDITIONAL
                               -------------------------    COMMON STOCK     PAID-IN
                                  SHARES       PAR VALUE     SUBSCRIBED      CAPITAL
                               -------------   ----------   ------------   ------------
Sale of common stock
     1985 - 1994                  9,033,619     $ 9,034         2,122      $ 22,621,470
One thousand-for-one stock
     split  1985                  2,797,200       2,797                          (2,797)
Exercise of stock warrants
     at $.75 per share 1989          66,667          67                          49,933
Issuance of shares 1990,
     1992 and 1994                1,949,373       1,949        (1,949)          (13,677)
Issuance of shares for
     acquisition of PAL 1992      1,415,875       1,416                       3,155,984
Issuance of warrants
     1992 and 1993                                                              212,000
Translation adjustment
     1992 - 1994
Net loss from August 10,
     1984 (inception)
     to December 31, 1994
                                 ----------     -------    ----------      ------------

Balance, December 31, 1994       15,262,734      15,263           173        26,022,913
Issuance of shares                  172,510         173          (173)
Exercise of stock warrants
     at $.50-$.75 per share          99,735         100                          60,201
Sale of common stock              1,021,624       1,021                       4,796,765
Net loss 1995
Translation adjustment
                                 ----------     -------     ---------      ------------

Balance, December 31, 1995       16,556,603      16,557             -        30,879,879
Issuance of shares
     upon debt conversion           466,383         466                       2,564,639
Debt conversion charge                                                          801,597
Sale of common stock, net           164,332         165                         933,384
Initial public offering, net      4,190,477       4,190                      30,370,518
Exercise of stock warrants
     at $.75-$4.50 per share        942,897         943                       1,332,989
Exercise of stock options            33,000          33                          89,667
Issuance of warrants                                                             46,944
Stock-based compensation expense                                                 62,431
Net loss 1996
Translation adjustment
                                 ----------     -------     ---------      ------------

Balance, December 31, 1996       22,353,692      22,354             -        67,082,048
Exercise of stock warrants
     at $.60-$3.50 per share        888,716         889                       1,357,197
Stock-based compensation expense                                                469,438
Exercise of stock options            10,417          10                          18,520
Net loss 1997
Translation adjustment
                                 ----------     -------     ---------      ------------

Balance, December 31, 1997       23,252,825     $23,253             -      $ 68,927,203
                                 ==========     =======     =========      ============


                                                             DEFICIT
                                          STOCK        ACCUMULATED DURING     CUMULATIVE
                                       SUBSCRIPTIONS      DEVELOPMENT        TRANSLATION
                                        RECEIVABLE           STAGE            ADJUSTMENT            TOTAL
                                       -------------      ------------       ------------      -------------
Sale of common stock
     1985 - 1994                          (3,528,537)                -                  -      $  19,104,089
One thousand-for-one stock
     split  1985
Exercise of stock warrants
     at $.75 per share 1989                                                                           50,000
Issuance of shares 1990,
     1992 and 1994                         2,838,499                                               2,824,822
Issuance of shares for
     acquisition of PAL 1992                                                                       3,157,400
Issuance of warrants
     1992 and 1993                                                                                   212,000
Translation adjustment 1992 - 1994                                           $    232,603            232,603
Net loss from August 10,
     1984 (inception)
     to December 31, 1994                                 $(20,718,510)                          (20,718,510)
                                        -------------     -------------      ------------      -------------

Balance, December 31, 1994                  (690,038)      (20,718,510)           232,603          4,862,404
Issuance of shares                           690,038                                                 690,038
Exercise of stock warrants
     at $.50-$.75 per share                                                                           60,301
Sale of common stock                                                                               4,797,786
Net loss 1995                                               (9,100,038)                           (9,100,038)
Translation adjustment                                                           (416,012)          (416,012)
                                       -------------      ------------       ------------      -------------

Balance, December 31, 1995                         -       (29,818,548)          (183,409)           894,479
Issuance of shares
     upon debt conversion                                                                          2,565,105
Debt conversion charge                                                                               801,597
Sale of common stock, net                                                                            933,549
Initial public offering, net                                                                      30,374,708
Exercise of stock warrants
     at $.75-$4.50 per share                                                                       1,333,932
Exercise of stock options                                                                             89,700
Issuance of warrants                                                                                  46,944
Stock-based compensation expense                                                                      62,431
Net loss 1996                                              (12,746,117)                          (12,746,117)
Translation adjustment                                                            859,202            859,202
                                       -------------      ------------       ------------      -------------

Balance, December 31, 1996                         -       (42,564,665)           675,793         25,215,530
Exercise of stock warrants
     at $.60-$3.50 per share                                                                       1,358,086
Stock-based compensation expense                                                                     469,438
Exercise of stock options                                                                             18,530
Net loss 1997                                              (16,847,718)                          (16,847,718)
Translation adjustment                                                           (455,521)          (455,521)
                                       -------------      ------------       ------------      -------------

Balance, December 31, 1997                         -      $(59,412,383)      $    220,272      $   9,758,345
                                       =============      ============       ============      =============



The accompanying notes are an integral part of the consolidated financial statements.

THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                For the Cumulative
                                                                          For the Years Ended                   Development Stage
                                                                                December 31,                   From August 10, 1984
                                                             -----------------------------------------------   (Inception) Through
                                                                1997               1996               1995     December 31, 1997
                                                             -------------       -------------  ------------   -----------------
Cash flow from operating activities:
    Net loss                                                 $(16,847,718)       $(12,746,117)  $(9,100,038)   $(59,412,383)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                            1,643,922           1,387,916       856,756       5,511,670
       Disposal of property and equipment                         282,806             532,817       111,615         927,238
       Foreign currency loss (gain)                               913,119          (1,733,357)       (3,054)       (872,865)
       Warrant expense                                                  -              46,944             -         193,994
       Stock-based compensation expense                           487,968              62,431             -         550,399
       Debt conversion expense                                          -             801,597             -         801,597
       Changes in:
            Trade receivable                                     (434,140)            (52,373)    1,106,727        (509,232)
            Inventories                                           (88,971)             (7,073)     (332,559)       (374,964)
            Other current assets                                   60,616            (128,813)     (334,980)       (408,107)
            Accounts payable and accrued expenses                 646,550            (340,411)      (84,553)      1,553,382
            Accrued interest                                         (777)            (37,512)      154,858         776,225
            Deferred revenue                                      (84,063)            313,670             -         229,607
            Other                                                       -            (234,301)      236,139         (43,489)
                                                             ------------        ------------   -----------    ------------

          Net cash used in operating activities               (13,420,688)        (12,134,582)   (7,389,089)    (51,076,928)
                                                             ------------        ------------   -----------    ------------

Cash flows from investing activities:
    Decrease in restricted cash                                         -                   -     1,126,000               -
    Purchase of property and equipment                         (1,257,448)         (3,293,214)   (2,491,020)    (13,888,323)
    Patent and trademark costs, net                              (109,709)           (198,502)     (127,042)       (660,997)
    Purchase of short-term investments                        (11,931,028)         (2,002,266)            -     (13,933,294)
    Maturity of short-term investments                         11,838,785                   -             -      11,838,785
    Other                                                               -                   -             -          69,750
                                                             ------------        ------------   -----------    ------------

       Net cash used in investing activities                   (1,459,400)         (5,493,982)   (1,492,062)    (16,574,079)
                                                             ------------        ------------   -----------    ------------

Cash flows from financing activities:
    Proceeds from notes payable                                    17,605           2,518,239     4,989,452      15,809,005
    Payments on notes payable                                  (1,299,211)         (1,969,138)   (2,144,704)     (6,177,471)
    Proceeds from line of credit                                   61,897             123,371     1,311,053       3,371,278
    Payments on line of credit                                   (118,505)         (1,018,738)   (1,741,540)     (3,327,442)
    Proceeds from convertible debt, net                                 -           5,432,500     4,222,500       9,655,000
    Payments on convertible debt                                        -          (4,320,325)            -      (4,320,325)
    Proceeds from issuance of stock, net                        1,358,086          32,326,264     5,548,125      57,011,580
    Proceeds from issuance of warrants                                  -                   -             -          65,000
    Other                                                          39,184              (5,628)     (151,032)       (147,598)
                                                             ------------        ------------   -----------    ------------

       Net cash provided by financing activities                   59,056          33,086,545    12,033,854      71,939,027
                                                             ------------        ------------   -----------    ------------

Effect of exchange rate changes on cash and cash equivalents     (766,427)          1,647,473      (348,775)        627,057
                                                             ------------        ------------   -----------    ------------

Net (decrease) increase in cash and cash equivalents          (15,587,459)         17,105,454     2,803,928       4,915,077

Cash and cash equivalents, beginning of period                 20,502,536           3,397,082       593,154               -
                                                             ------------        ------------   -----------    ------------

Cash and cash equivalents, end of period                     $  4,915,077         $20,502,536   $ 3,397,082    $  4,915,077
                                                             ============         ===========   ===========    ============
Supplemental cash flow disclosures:
    Cash payments for interest (net of amount capitalized)   $  1,017,000         $ 1,142,738   $   250,616    $  1,738,516
                                                             ============         ===========   ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

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

         The Company is currently exploring raising additional financing in 1998 in the form of either secured debt, equity or a convertible debt security. Furthermore, the Company may consider an additional equity offering in 1998 or 1999.

         On July 23, 1996, the Company completed an initial public offering of 4,190,477 shares of its Common Stock on the London Stock Exchange at (pound)5.25 ($8.14) per share raising total gross and net proceeds of approximately $34,100,000 and $30,400,000, respectively. Approximately, $4,750,000 was used to repay the Company's 15% Notes and certain other indebtedness. The remainder of the net proceeds is being utilized to fund working capital, operations and capital expenditures.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

          b. FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. dollars at period-end exchange rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the period. Translation adjustments are reported as a separate component of stockholders' equity. The effects of translation of intercompany loans to international subsidiaries which have been designated as long-term investments are also included in the separate component of stockholders' equity. The Company's initial public offering on the London Stock Exchange raised total proceeds of(pound)22,000,000 of which(pound)8,000,000 was converted to U.S. dollars in 1996,(pound)1,565,000 to Australian dollars in early 1997 and the balance was left in sterling. At December 31, 1997, the Company had approximately(pound)1,794,000 in British sterling and $534,000 in Australian dollars which were translated to U.S. dollars at the year end currency rates of 1.65 and 0.65, respectively. Since the exchange rate for British sterling fell during the year, from 1.71 at December 31, 1996, the Company recognized significant foreign currency losses for 1997. Foreign currency transaction losses for the year ended December 31, 1997 were $913,119 and foreign currency transaction gains for the years ending December 31, 1996 and 1995 were $1,733,357 and $3,054, respectively.

          c. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: All highly-liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

               Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and temporary cash investments. The Company places substantially all of its cash and temporary cash investments with one major financial institution. As of December 31, 1997, and at times throughout the period, cash balances were in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company has not experienced any losses in such accounts and believes no significant exposure from this concentration exists with respect to cash and temporary cash investments. The Company also maintains balances at a U.S. institution denominated in British sterling pounds and Australian dollars.

               Short-term investments consists of governmental and corporate debt instruments. The carrying values of these short-term investments approximates fair value at December 31, 1997.

          d. INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out) or market.

         e. PROPERTY AND EQUIPMENT: Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful life of the asset as follows:

              Buildings and improvements - 10 to 20 years Furniture, fixtures and equipment - 2 to 10 years Livestock - 5 years

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

         g. PATENT AND TRADEMARK COSTS: Patent costs consist of legal fees associated with patent applications and filings and trademark costs consists of legal fees associated with trademark procurement. Once a patent is granted, costs are amortized using the straight-line method over 17 years from the patent grant date. Accumulated amortization was $27,282, $22,059 and $10,539 as of December 31, 1997, 1996 and 1995, respectively. Trademark costs are amortized using the straight-line method over 10 years. Accumulated amortization was $34,790, $18,358 and $6,838 as of December 31, 1997, 1996 and 1995, respectively.

         h. REVENUE RECOGNITION: Revenues from sales of products are recognized at the time of shipment. Revenues from licensing agreements are recognized when earned based upon signing the agreement, if applicable, and upon reaching predefined milestones in the development program.

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

         j. BASIC AND DILUTED EARNINGS PER COMMON SHARE: The basic and diluted earnings per common share calculation was based on Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which the Company adopted during the fourth quarter of 1997. Application of SFAS No. 128 to the years ended December 31, 1996 and 1995 did not change the previously disclosed per share amounts.

               The calculations are based upon the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from stock options, warrants and other dilutive securities are excluded from the computations as their effect is antidilutive.

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

         m. RECLASSIFICATIONS: Certain reclassifications were made to the 1996 and 1995 financial statements to conform with the 1997 presentation. The reclassifications had no effect on total assets, liabilities, net loss or stockholders' equity.

      3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

          During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 as required. Because these standards require only disclosure of certain additional information, the effect of adoption will not have a significant impact on the Company's financial position, results of operations or cash flows.

4.       PROPERTY AND EQUIPMENT:

         Property and equipment at December 31 consists of the following:


                                                 1997            1996
                                              ------------    ------------

             Land                             $   614,429     $   639,266
             Buildings and improvements         7,976,570       6,420,062
             Construction in progress              64,571       1,420,018
             Furniture, fixtures and            7,141,732       7,078,837
             equipment
             Livestock                            870,323         861,286
                                              -----------     -----------

                                               16,667,625      16,419,469
             Accumulated depreciation           5,210,935       3,736,789
                                              -----------     -----------

                                              $11,456,690     $12,682,680
                                              ===========     ===========

         Buildings and improvements includes $10,120 and $38,288 of capitalized interest associated with the construction of a building in Australia in 1997 and 1996, respectively and $491,408 with the construction of buildings in the United Kingdom in 1995.

5.  NOTES PAYABLE:
    Notes payable at December 31 consist of:

                                                                               1997          1996
                                                                           -----------   ----------
       6% convertible notes payable, principal due
           October 1, 2000, interest due semi-annually
           on April 1 and October 1                                         $2,905,000   $ 2,905,000

       Capital lease payable to Aberlyn Capital
           Management Limited Partnership,
           interest at 14.5%-18%, collateralized by
           equipment in the United Kingdom with a net
           book value of $2.6 million with monthly payments
           of $113,000 required through January 2000                         1,697,708     2,714,413

       11.5% note payable to Equitas, LP, principal due
           July 2000, interest due quarterly
           in November, February, May, and August,
           collateralized by various assets of the
           Company's subsidiaries and common shares of the
           Company's subsidiary, Polyclonal
           Antibodies, Ltd.                                                    800,000       800,000

       12% and 15% unsecured notes payable to an officer
           of the Company, interest due monthly
           and/or quarterly, principal due December 1998                     1,000,000     1,000,000

       Notepayable to Bank of Wales PLC, collateralized by
           certain real property in the United Kingdom,
           interest at 2.5% over Bank of Wales lending
           rate (effective rate of 7.25% at December 31, 1997),
           principal and interest due monthly over 10
           years beginning February 1995                                       395,363       450,239

       11% note payable to South Australian Minister for
           Primary Industries, collateralized
           by building and equipment, principal repayable
           in annual installments over ten years
           beginning in 1997                                                 1,217,177     1,576,193

       Capital equipment leases, interest rates from 10.6% to
           19.5%, principal and interest payable
           monthly through 2001                                                327,172       266,682

       8% unsecured note payable to Avantec, Inc., interest
          due monthly, principal due October                                   100,000       100,000

       6% note payable to CATO, Inc., interest due
          semi-annually, principal due December 31, 2000                       100,000       100,000

       Other                                                                    62,353       126,555
                                                                            ----------   -----------
                                                                             8,604,773    10,039,082
       Less current portion                                                  2,545,701     1,446,327
                                                                            ----------   -----------
                                                                            $6,059,072   $ 8,592,755
                                                                            ==========   ===========

5.       NOTES PAYABLE, CONTINUED:

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

         The Company has entered into capital lease agreements with Aberlyn Capital Management Limited Partnership under which it has financed $1,000,000 at 18% and $3,203,573 at 14.5%. The borrowings are collateralized by certain of the Company's equipment located in the United Kingdom. Principal amounts mature from October 1998 through January 2000. Payments of $113,000 are due monthly. In connection with the agreement, the Company issued warrants in 1995 and 1994 to purchase a total of 102,514 shares of the Company's common stock at $5.00 per share. In addition, if the Company chooses to retire early any of the $1,000,000 financed under the agreements, the Company is required to issue warrants to Aberlyn to purchase up to 12,500 shares at $8.00 per share.

         In 1995, the Company obtained the proceeds of an $800,000 loan from Equitas, LP. The loan agreement provides for interest at an annual rate of 11.5% to be paid quarterly. Principal is due in full at maturity on July 24, 2000. The lender received warrants to purchase 22,198 shares of the Company's common stock at $8.00 per share. The loan is collateralized by accounts receivable, antisera inventory, and livestock from certain of the Company's subsidiaries as well as limited guarantees from those subsidiaries. This loan is additionally collateralized by the common shares of the Company's subsidiary, Polyclonal Antibodies, Limited (PAL).

         In April 1996, an officer of the Company made a short-term unsecured loan to the Company of $1,000,000. Interest was charged at 12%. In May, the officer converted $750,000 principal amount of the 12% Note into an equal amount of the Company's 15% Notes. The $250,000 principal balance on the 12% Note is payable in full together with accrued interest in December 1998.

5.       NOTES PAYABLE, CONTINUED:

         In January 1995, financing of $465,900 was obtained from Bank of Wales PLC collateralized by certain property in the United Kingdom. The note is repayable over 10 years beginning in February 1995. Interest is paid at 2.5% over Bank of Wales base lending rate (effective rate of 7.25% at December 31, 1997).

         The Company's subsidiary, TAb Australia Pty. Ltd., has a loan agreement with the South Australian Minister for Primary Industries. The agreement allowed TAb Australia Pty. Ltd. to draw up to $2,000,000 Australian dollars ($1,300,600 U.S. dollars at December 31, 1997) to assist with construction and equipment of buildings at its Turretfield location in South Australia. The loan is to be repaid over ten years in equal annual installments of principal beginning in 1997. Interest is due annually at 11% per annum. The loan is collateralized by a mortgage on the building and equipment purchased.

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

         The Company has available lines of credit at December 31, 1997 totaling 200,000 British pounds sterling with the Bank of Scotland and its subsidiary, Bank of Wales PLC, in the United Kingdom. These lines of credit are collateralized by the guarantee of the Company and are due on demand. Interest is paid at 2.5% over the relevant bank's base lending rate (effective rate of 7.25% at December 31, 1997). At December 31, 1997, the Company had outstanding borrowings on these lines of credit in the amount of $62,353 (37,770 British pounds sterling). The weighted average interest rate on these lines of credit outstanding at December 31, 1997 and 1996 was 9% and 11.6%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.        NOTES PAYABLE, CONTINUED:

          Aggregate maturities of fixed payment on notes payable for the next five years follow:

                       YEARS ENDING
                       DECEMBER 31:
                      --------------
                           1998                        $2,545,701
                           1999                           846,772
                           2000                         4,020,614
                           2001                           144,856
                           2002                           141,427
                        Thereafter                        905,403
                                                       ----------
                                                       $8,604,773
                                                       ==========

         At December 31, 1997 and 1996, $1,868,967 and $2,250,896, respectively, of the Company's debt obligations were denominated in British pounds sterling or Australian dollars and were translated to U.S. dollars at year-end exchange rates. The Company is subject to foreign currency risk to the extent that exchange rates between the U.S. dollar and the foreign currencies change. For accounting purposes, changes in exchange rates for the debt obligations result in translation adjustments which are reported as part of the separate component of stockholders' equity. At December 31, 1997 and 1996, the amount included in the cumulative translation adjustment related to the Company's debt obligations was $403,900 and $97,019 of loss, respectively. The Company does not hedge its exposure to foreign currency risks.

6.       INCOME TAXES:

         Under SFAS No. 109, Accounting for Income Taxes, deferred income taxes are recognized for future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company determined that at December 31, 1997 and 1996 its ability to realize future benefits of deferred tax assets did not meet the "more likely than not" criteria in SFAS No. 109. The components of the net deferred tax liability recognized in the accompanying consolidated balance sheets are as follows:

                                                            DECEMBER 31,
                                                       1997               1996
                                                   ------------       -----------

               Deferred tax liability              $   (643,339)      $  (409,636)
               Deferred tax asset                    19,214,452        13,587,078
               Valuation allowance                  (18,297,080)       13,177,442)
                                                   ------------       -----------

                                                   $   (274,033)      $        --
                                                   ============       ===========

         The deferred tax liability arose due to tax differences in the bases of assets and liabilities relative to the acquisition of Polyclonal Antibodies, Ltd and the temporary difference in capital allowance in U.K. assets. The deferred tax asset arises primarily from the Company's net operating loss carryforwards of approximately $55,702,000. The Company has approximately $232,000 of research and development tax credits available to offset future federal income tax. United States net operating losses carryforwards (NOLs) and research and development tax credits (R&D credits) expire as follows:

                                                                        R&D
                YEARS ENDING DECEMBER 31,               NOL           CREDITS
              ----------------------------         ------------      ---------
                           1999                    $    74,000
                           2000                        148,000
                           2001                         52,000
                           2002                        225,000
                 thereafter through 2012            44,401,000        $232,000
                                                   -----------        --------
                                                   $44,900,000        $232,000
                                                   ===========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.       INCOME TAXES, CONTINUED:

         United Kingdom NOLs of $9,304,729 and Australian NOLs of $1,659,000, which are not included in the table above, may be carried forward indefinitely.

7.       STOCK WARRANTS AND STOCK OPTIONS:

         At December 31, 1997 there were warrants outstanding to purchase 737,374 shares of the Company's common stock at prices ranging from $2.50 to $8.00 (average price of $6.09) per share. All outstanding warrants expire from 1998 to 2000.

         Activity in stock warrants is as follows:

                                                   EXERCISE PRICE     NUMBER OF
                                                      PER SHARE        WARRANTS
                                                   -------------     -----------

           Outstanding at December 31, 1994         $ .50-$5.00        2,161,583
              Granted                               $4.00-$8.00          241,287
              Forfeited                                  -                 -
              Exercised                             $ .50-$ .75          (99,735)
                                                                     -----------


           Outstanding at December 31, 1995         $ .60-$8.00        2,303,135
              Granted                                     $8.00          366,500
              Forfeited                                  -                 -
              Exercised                             $ .75-$4.50         (942,897)
                                                                     -----------

           Outstanding at December 31, 1996         $ .60-$8.00        1,726,738
              Granted                                     $1.25            5,000
              Forfeited                             $1.25-$3.50         (105,648)
              Exercised                             $ .60-$3.50         (888,716)


                                                                     -----------
           Outstanding at December 31, 1997         $2.50-$8.00          737,374
                                                                     ===========

         On April 26, 1996, the Board of Directors of the Company amended the Therapeutic Antibodies Inc. 1990 Stock Incentive Plan (the 1990 Plan). Up to 1,650,000 shares of the Company's common stock may be subject to incentives under the 1990 Plan. The 1990 Plan provides for the grant to key employees, advisors, officers and directors of the Company of stock options complying with Section 422A of the Internal Revenue Code (qualified options) or options not qualifying under such provision (nonqualified options) as well as stock appreciation rights (SARs). The 1990 Plan provides for adjustment of the number of shares under the Plan in the event of stock splits, stock dividends and certain other events. This Plan also provides that if the Company shall not be the surviving corporation in a business combination, the holder of an outstanding option will be entitled to purchase stock in the surviving corporation on the same terms and conditions as the options. Options are nontransferable, and options and SARs are subject to any restrictions contained in the grant and applicable securities laws.

         On April 27, 1997, shareholders of the Company voted in favor of adopting the Company's 1997 Stock Option Plan (the 1997 Plan). The 1997 Plan states that 1,100,000 shares of the Company's common stock will be reserved for issuance, at the discretion of the Compensation Committee, to any director, employee, consultant or advisor of the Company or any of its subsidiaries. The 1997 Plan provides for adjustment of the number of shares available under the 1997 Plan in the event of stock splits, stock dividends and certain other events.

         Between the 1990 Plan and the 1997 Plan, options to purchase 2,032,388 shares of the Company's common stock were outstanding at December 31, 1997 at prices ranging from $1.25 to $8.18 (average price of $4.46). Options granted under the 1990 Plan have a contractual life of five years. All options granted under the 1997 Plan have a ten year contractual life. The average remaining contractual life of outstanding options under both plans at December 31, 1997 is approximately 4.6 years. Generally, the Company grants options with a graded vesting requirement which typically vests ratably over one to five years. The options are issued at or above the fair value of the underlying stock at date of grant. At December 31, 1997, 1,259,013 options were exercisable at a weighted average price of $3.72. All options expire from 1998 to 2007.

         Activity in stock options is as follows:

                                                  EXERCISE PRICE         NUMBER OF            WEIGHTED
                                                     PER SHARE             OPTIONS          AVERAGE PRICE
                                                  --------------        -----------         -------------
             Outstanding at December 31, 1994      $1.25-$4.50              935,647
                          Granted                  $4.50-$6.00              245,550
                         Forfeited                 $2.40-$4.50              (72,571)
                         Exercised                        -                    -
                                                                         ----------

             Outstanding at December 31, 1995      $1.25-$6.00            1,108,626             $3.10
                          Granted                  $6.00-$8.18              538,050             $6.12
                         Forfeited                 $      6.00               (1,300)            $6.00
                         Exercised                 $2.40-$3.00              (33,000)            $2.49

                                                                         ----------
             Outstanding at December 31, 1996      $1.25-$8.18            1,612,376             $4.12
                          Granted                  $4.00-$6.00              504,450             $5.49
                         Forfeited                 $3.00-$6.00              (84,438)            $4.18
                         Exercised                        -                    -                   -


                                                                         ----------
             Outstanding at December 31, 1997      $1.25-$8.18            2,032,388             $4.46
                                                                         ==========

7.        STOCK WARRANTS AND STOCK OPTIONS, CONTINUED:

          As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", the Company follows the provisions of Accounting Principles Board (APB) Opinion 25 "Accounting For Stock Issued to Employees", and related interpretations in accounting for its stock option grants. Compensation expense for employees has not been recognized for options issued under the plan. Had compensation been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts which follow:


                                                  1997                1996
                                              ------------       -------------
              Net Loss
                     As reported             $(16,847,718)       $(12,746,117)
                     Pro forma               $(17,249,174)       $(12,922,164)

              Basic and diluted net
                     loss per share
                     As reported             $      (0.74)       $      (0.68)
                     Pro forma               $      (0.75)       $      (0.69)



          During 1997 and 1996, the Company granted options to non-employees to purchase 290,650 and 107,550 shares, respectively, of the Company's common stock. The expense related to these grants recognized during 1997 and 1996 was approximately $469,000 and $62,000, respectively.

          The weighted average fair value of options granted during 1997 and 1996 was $2.88 and $0.97, respectively.

          Fair value estimates were determined using a variation of the Black Scholes model with the following weighted average assumptions for 1997 and 1996:


                                               1997             1996
                                              ------            ----
               Risk-free interest rate         6.0%             6.0%
               Volatility factor                30%              25%
               Expected term of                 10                5
               options (in years)


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of the future amounts. SFAS No. 123 does not apply to awards made prior to December 31, 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

 8.   NET LOSS PER COMMON SHARE COMPUTATIONS:



                                                     1997                1996              1995
                                                 ------------       ------------       -----------

Net loss amount used for basic and
diluted per share computations (numerator)       $(16,847,718)      $(12,746,117)      $ (9,100,038)

Shares used for basic and diluted per share
computations (denominator)                         22,888,226         18,821,524         15,938,219

Net loss per share amount                        $      (0.74)      $      (0.68)      $      (0.57)



9.       COMMITMENTS:

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

         LEASES: The Company leases laboratory and office space under operating leases. Aggregate rent expense incurred under these leases was approximately $475,209 in 1997, $190,248 in 1996 and $126,000 in 1995.
         Future minimum rental commitments under noncancelable operating leases as of December 31, 1997 are as follows:

                    YEARS ENDING
                    DECEMBER 31,
                    ------------
                       1998                                  $   535,918
                       1999                                      525,608
                       2000                                      471,827
                       2001                                      383,019
                       2002                                      384,147
                       Thereafter                                815,694
                                                              ----------
                                                              $3,116,213
                                                              ==========

10.      RELATED PARTY TRANSACTIONS:

         The Company incurred interest expense and loan guarantee fees of $142,500, $115,241 and $17,380 in the years ended December 31, 1997,
         1996 and 1995, respectively, on notes payable to certain directors of the Company and loan guarantees made by certain directors on behalf of the Company in order to obtain short-term loan financing.

11.  INTERNATIONAL OPERATIONS:

      The Company conducts its activities in the U.S., the United Kingdom, New Zealand and Australia. International operations are primarily located in the United Kingdom. Intercompany sales between regions are made at cost plus markup. Summarized financial data by region are as follows:

1997                           U.S.           INTERNATIONAL      ELIMINATIONS           NET
----                       ------------       ------------       ----------         ------------

Revenues:
  Trade                    $  2,255,334       $    422,597       $         --       $  2,677,931
  Intercompany (a)              779,507         10,912,302        (11,691,809)                --
                           ------------       ------------       ----------         ------------
                           $  3,034,841       $ 11,334,899       $(11,691,809)      $  2,677,931
                           ============       ============       ============       ============
R&D expense (a)            $ 13,458,565       $  8,871,785       $(10,867,998)      $ 11,462,352
                           ============       ============       ============       ============
Foreign Currency Loss      $    913,119       $    696,969       $   (696,969)      $    913,119
                           ============       ============       ============       ============
Net loss                   $(15,763,860)      $ (1,819,741)      $    735,883       $(16,847,718)
                           ============       ============       ============       ============
Capital expenditures       $     54,712       $  1,202,736       $         --       $  1,257,448
                           ============       ============       ============       ============
Identifiable assets        $  8,697,748       $ 12,114,317       $    (12,000)      $ 20,800,065
                           ============       ============       ============       ============

1996                           U.S.           INTERNATIONAL      ELIMINATIONS           NET
----                       ------------       -------------      ------------       ------------

Revenues:
  Trade                      $  1,184,619       $    350,392       $         --       $  1,535,011
  Foreign Currency Gain         1,733,357                 --                 --          1,733,357
  Intercompany (a)              1,301,702          5,318,319         (6,620,021)                --
                             ------------       ------------       ------------       ------------
                             $  4,219,678       $  5,668,711       $ (6,620,021)      $  3,268,368
                             ============       ============       ============       ============
R&D expense (a)              $  5,279,302       $  6,860,712       $ (2,954,888)      $  9,185,126
                             ============       ============       ============       ============
Net loss                     $ (5,468,662)      $ (5,223,305)      $ (2,054,150)      $(12,746,117)
                             ============       ============       ============       ============
Capital expenditures         $     99,035       $  3,194,179       4         --       $  3,293,214
                             ============       ============       ============       ============
Identifiable assets          $ 24,048,275       $ 13,143,715       $    (12,000)      $ 37,179,990
                             ============       ============       ============       ============

1995                          U.S.          INTERNATIONAL       ELIMINATIONS          NET
----                      ------------      -------------       ------------       ------------
Revenues:
   Trade                  $    466,945       $    283,545       $         --       $    750,490
   Intercompany (a)          1,017,517          3,415,826         (4,433,343)                --
                          ------------       ------------       ----------         ------------
                          $  1,484,462       $  3,699,371       $ (4,433,343)      $    750,490
                          ============       ============       ============       ============
R & D expense (a)         $  4,455,668       $  5,308,297       $ (3,442,291)      $  6,321,674
                          ============       ============       ============       ============
Net loss                  $ (5,039,977)      $ (4,108,795)      $     48,734       $ (9,100,038)
                          ============       ============       ============       ============
Capital expenditures      $    705,302       $  1,785,718       $         --       $  2,491,020
                          ============       ============       ============       ============
Identifiable assets       $  5,049,705       $ 10,385,116       $   (277,722)      $ 15,157,099
                          ============       ============       ============       ============


      (a) Intercompany revenues include interest income earned by the U.S. parent company on loans made to international subsidiaries and sales of product to, and the performance of contract research and development for, the U.S. parent company by international subsidiaries on a cost plus markup basis. The intercompany account associated with this activity is eliminated in consolidation.


12.    NONCASH INVESTING AND FINANCING ACTIVITIES:

       During 1997 the Company purchased equipment in the amount of $227,000 which was financed under capital lease agreements.

       On February 9, 1996, the Company issued 466,383 shares of common stock in exchange for $2,500,000 of principal and $65,105 of accrued interest on the 6% Notes.

       In May, 1996 an officer of the Company converted $750,000 principal of the 12% Note into an equal principal amount of the Company's 15% Notes.

       On October 21, 1996 the Company issued 150,000 shares of common stock in exchange for (pound)250,000 of principal on the two notes payable to the Welsh Development Agency.

 13. CARRYING AMOUNT AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The carrying amount of cash and cash equivalents and short-term investments approximates fair value due to the short maturities of these instruments. The Company believes that it is not practicable to estimate the fair value of its long-term debt because these instruments were generally issued in a convertible form or in conjunction with warrants to purchase the Company's stock. The Company would be required to obtain an independent valuation of each specific instrument.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 1998.




ITEM 11.          EXECUTIVE COMPENSATION

                  Information with respect to the compensation of the Company's executive officers is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 1998, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.





ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Information with respect to the security ownership of certain beneficial owners of the Company's common stock and management is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 1998.





ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a).      The following documents are being filed as part of this Report.

1.        Financial Statements.........................See Item 8 herein.

2.        Financial Statement Schedules

          Independent Auditors Report..................See Item 8 herein.

          All schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.        Exhibits.

EXHIBIT
 NUMBER                DESCRIPTION OF EXHIBITS
 ------                -----------------------

 3.1      -       Amended and Restated Certificate of Incorporation of
                  Therapeutic Antibodies Inc. (6)

 3.2      -       Amended and Restated Bylaws of Therapeutic Antibodies Inc.
                  (6)

10.1      -       Marketing Agreement, as amended, dated January 1, 1990,
                  between Swedish Orphan AB and the Company. (1)

10.2      -       Contract for the Production of Sheep Anti-Human IgG, dated
                  October 5, 1992, between Baxter Germany and the Company. (1)

10.3      -       Distribution Agreement, as amended, dated April 1, 1993,
                  among Helena Laboratories and the Company. (1)

10.4      -       Contract Services Agreement, dated December 16, 1991,
                  between Ministry of Agriculture and Fisheries and the
                  Company. (1)

10.5      -       Agreement, dated December 16, 1991, between Ministry of
                  Fisheries (now AgResearch) and the Company. (1)

10.6      -       Office Lease Agreement. as amended, dated August 28, 1990, between Summit Place Limited and the Company. (1)

10.7      -       Lease, dated January 9, 1992, between The Medical College of
                  St. Bartholomew's Hospital in the City of London and the
                  Company. (1)

10.8      -       Lease Agreement, dated January 29, 1997, between Vanderbilt
                  University and the Company. (7)

10.9      -       Sublease, dated January 29, 1997, between Platinum
                  Entertainment, Inc. as Sublessor, and the Company, as
                  Sublessee.(7)

10.10     -       Assignment of 14/15 Newbury Street London EC1A 7HU, dated
                  February 1, 1996, between Immunogen International Limited, as Assignor, and TAb London Limited, as Assignee. (7)

10.11     -       1990 Stock Incentive Plan as amended. (6)

10.12     -       1997 Stock Option Plan*

10.13     -       Basic Cooperation/Joint Program Agreement, dated August 30,
                  1995, between Nigerian Federal Ministry of Health and
                  Therapeutic Antibodies Inc. (2)

10.14     -       Memorandum of Lease, dated August 1, 1995, between Minister for Primary Industries, as Lessor, and TAb Australia Pty.
                  Limited, as Lessee (Turretfield lease). (2)

10.15     -       Registration and Distribution Agreement, dated August 31,
                  1995, between Therapeutic Antibodies Inc. and F.H. Faulding
                  & Co. Limited. (2)

10.16     -       Loan Agreement, dated July 10, 1995, between Minister for
                  Primary Industries and TAb Australia Pty. Ltd. and Deed of
                  Charge, dated July 10, 1995, between Minister for Primary
                  Industries and TAb Australia Pty. Ltd. (2)

10.17     -       Lease Assignment, dated February 1, 1996, between Immunogen
                  International Limited and TAb London Limited (3)

10.18     -       Assignment, dated April 29, 1996, between Minister for
                  Industry, Manufacturing, Small Business and Regional
                  Development and TAb Australia, Pty. Ltd. (4)

10.19     -       Agistment Agreement, dated August 29, 1996, between
                  Martindale Holdings Pty Ltd. and TAb. Australia Pty Ltd. (5)

10.20     -       Clinical Trials and Registration Agreement, dated October 4,
                  1996, between Therapeutic Antibodies Inc. and F.H. Faulding
                  & Co. Limited. (7)

10.21     -       Clinical Trials, Registration, Manufacturing and
                  Distribution Agreement dated February 21, 1997, between the
                  Company and CSL Limited A.C.N. (8)

10.22     -       Distribution Agreement, dated October 2, 1997, between the
                  Company and Altana, Inc.*

10.23     -       Service Agreement, dated July 5, 1996 between Professor John
                  Landon and the Company. (7)

10.24     -       Service Agreement, dated July 5, 1996 between Professor
                  Timothy Chard and the Company. (7)

21.1      -       List of subsidiaries of the Registrant.*

27        -       Financial Data Schedule (for SEC use only)*

                 (1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form 10, filed on May 1, 1995, File No. 0-25978.

                 (2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on From 10-Q for the quarter by period ended September 30, 1995.

                 (3) Incorporated by reference to exhibits filed with the Company's Quarterly Report on From 10-Q for the quarter by period ended March 31, 1996.

                 (4) Incorporated by reference to exhibits filed with the Company's Quarterly Report on From 10-Q for the quarter by period ended June 30, 1996.

                 (5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on From 10-Q for the quarter by period ended September 30, 1996.

                 (6) Incorporated by reference to appendices filed with the Company's Proxy Statement relating to the Special Meeting of Shareholders held on July 5, 1996.

                 (7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                 (8) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.


                 * Filed herewith.

(b).              Reports on Form 8-K.

                  None.

(c).              Compensatory Plans or Arrangements.

The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K.

                  Exhibit Number                   Exhibit
                  --------------                   -------

                  10.11             1990 Stock Incentive Plan, as amended. (6)

                  10.12             1997 Stock Option Plan.*

                  10.23             Service Agreement, dated July 5, 1996,
                                    between Professor John Landon and the
                                    Company (7)

                  10.24             Service Agreement, dated July 5, 1996,
                                    between Professor Tim Chard and the Company.
                                    (7)

                  27                Financial Data Schedule (SEC Use only)

                  (6) Incorporated by reference to appendices filed with the Company's Proxy Statement relating to the Special Meeting of Shareholders to be held on July 5, 1996.


                  (7) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                  * Filed herewith.

(d).     Financial Statement Schedules Excluded from Annual Report to
         Shareholders.

         None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THERAPEUTIC ANTIBODIES INC.


                                         By: /s/ Martin S. Brown
                                             ---------------------------------
                                             Martin S. Brown
                                             Chairman of the Board
Date:  MARCH 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                        TITLE                            DATE
----                                        -----                            ----

/s/ Martin S. Brown              Chairman of the Board                  March 30, 1998
-------------------------
Martin S. Brown

/s/ Andrew J. Heath, M.D.        Vice Chairman of the Board,            March 30, 1998
-------------------------        Chief Executive Officer
Andrew J. Heath, M.D.            and Director

/s/ A. J. Kazimi                 President, Chief Operating             March 30, 1998
-------------------------        Officer, and Director
A.J. Kazimi                      (Principal Financial Officer and
                                 Principal Accounting Officer)

/s/ Harry G. Browne, M.D.        Vice Chairman of the Board,            March 30, 1998
-------------------------        Director, and Secretary
Harry G. Browne, M.D.

/s/ John Landon, M.D.            Executive Vice President-Research      March 30, 1998
-------------------------        and Development and Director
John Landon, M.D.

/s/ Tim Chard, M.D.              Senior Vice President-Research and     March 30, 1998
-------------------------        Development Administration
Tim Chard, M.D.                  and Director

/s/ Thomas G. Andrews            Director                               March 30, 1998
-------------------------
Thomas G. Andrews

/s/ Robert C. Hilton             Director                               March 30, 1998
-------------------------
Robert C. Hilton

/s/ Steven L. Stroup, M.D.       Director                               March 30, 1998
-------------------------
Steven L. Stroup, M.D.

/s/ Joseph D. Williams           Director                               March 30, 1998
-------------------------
Joseph D. Williams
