Form 10-Q
period 1998-03-31
THERAPEUTIC ANTIBODIES INC /DE
filed 1998-05-15
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1998, or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _____________ to _____________.

                          COMMISSION FILE NO.:    0-25978
                                              ---------------------------

                           THERAPEUTIC ANTIBODIES INC.
          ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                    62-1212485
     ------------------------------                    --------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

     1207 17TH AVENUE SOUTH, SUITE 103
           NASHVILLE, TENNESSEE                                37212
  ----------------------------------------             --------------------
  (Address of Principal Executive Offices)                  (Zip Code)

           (615) 327-1027
   ----------------------------------
    (Registrant's Telephone Number,
         Including Area Code)


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
                                           YES    X     NO
                                                -----      -----

     As of May 12, 1998, 23,263,325 shares of the registrant's Common Stock were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


        ASSETS
                                                                        March 31, 1998    December 31, 1997
                                                                        --------------    -----------------
Current assets:
    Cash and cash equivalents                                            $  2,802,492       $  4,915,077
    Short-term investments                                                    500,000          1,997,240
    Trade receivables                                                         211,938            594,267
    Value added tax receivable                                                125,413            179,629
    Inventories                                                               469,903            489,138
    Other current assets                                                      357,618            409,929
                                                                         ------------       ------------
               Total current assets                                         4,467,364          8,585,280

Property and equipment, net                                                11,383,518         11,456,690
Patent and trademark costs, net                                               604,375            598,924
Other assets, net                                                             143,917            159,171
                                                                         ------------       ------------
               Total assets                                              $ 16,599,174       $ 20,800,065
                                                                         ============       ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                $  1,368,811       $  1,457,121
    Accrued interest                                                          132,542            146,326
    Current portion of notes payable                                        2,467,169          2,545,701
                                                                         ------------       ------------
               Total current liabilities                                    3,968,522          4,149,148

Notes payable, net of current portion                                       5,799,738          6,059,072
Deferred revenue                                                              586,446            559,467
Other liabilities                                                             277,436            274,033
                                                                         ------------       ------------
               Total liabilities                                           10,632,142         11,041,720
                                                                         ------------       ------------

Stockholders' equity:
    Common stock - par value $.001 per share; 30,000,000 shares authorized; 23,252,825 - March 31, 1998 and December 31, 1997
      issued and outstanding                                                   23,253             23,253
    Additional paid-in capital                                             68,954,389         68,927,203
    Deficit accumulated during the development stage (1984-1997)          (63,315,532)       (59,412,383)
    Cumulative translation adjustment                                         304,922            220,272
                                                                         ------------       ------------
               Total stockholders' equity                                   5,967,032          9,758,345
                                                                         ------------       ------------
               Total liabilities and stockholders' equity                $ 16,599,174       $ 20,800,065
                                                                         ============       ============




The accompanying notes are an integral part of the condensed consolidated financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                              For the Cumulative
                                                           For the Three Months Ended          Development Stage
                                                                     March 31                from August 10, 1984
                                                         -------------------------------     (inception) Through
                                                              1998              1997            March 31, 1998
                                                         ------------       ------------       ---------------
Revenues:
    Sales and contract revenue                           $     89,691       $     87,415        $  2,880,808
    Licensing revenue                                         143,925             62,305           1,500,380
    Interest income                                            86,849            283,858           2,009,535
    Grant income                                               10,287             10,206             742,806
    Foreign currency gains                                     46,476                 --           1,832,460
    Value-added tax and insurance recoveries                       --                 --             577,170
    Other                                                       8,214             15,157             229,028
                                                         ------------       ------------        ------------
                                                              385,442            458,940           9,772,187
                                                         ------------       ------------        ------------

Expenses:
    Cost of sales and contract revenue                         19,004             52,659             564,161
    Research and development                                2,565,670          2,590,687          44,608,127
    General and administrative                                981,129            641,672          13,924,296
    Marketing and distribution                                135,936             87,654           2,112,489
    Depreciation and amortization                             373,968            367,753           5,885,638
    Interest                                                  212,884            282,367           3,943,467
    Foreign currency losses                                        --            743,988             913,119
    Debt conversion expense                                        --                 --             801,597
    Other                                                          --                 --             334,825
                                                         ------------       ------------        ------------
                                                            4,288,591          4,766,779          73,087,719
                                                         ------------       ------------        ------------

               Net loss                                  $ (3,903,149)      $ (4,307,839)       $(63,315,532)
                                                         ============       ============        ============
Basic and diluted net loss per share                     $      (0.17)      $      (0.19)       $      (6.22)
                                                         ============       ============        ============
Weighted average shares used in
    computing basic and diluted net loss per share         23,252,825         22,363,692          10,181,236
                                                         ============       ============        ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                     For the Cumulative
                                                                     For the Three Months Ended       Development Stage
                                                                              March 31,              From August 10, 1984
                                                                  -------------------------------    (Inception) Through
                                                                      1998              1997           March 31, 1998
                                                                  ------------      -------------      --------------
Cash flow from operating activities:
    Net loss                                                      $ (3,903,149)      $ (4,307,839)      $(63,315,532)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                                   373,968            367,753          5,885,638
       Disposal of property and equipment                                   --                 --            927,238
       Foreign currency (gain) loss                                    (46,476)           743,988           (919,341)
       Warrant expense                                                      --                 --            193,994
       Stock-based compensation expense                                 27,186              5,000            577,585
       Debt conversion expense                                              --                 --            801,597
       Changes in:
            Trade receivable                                           412,803             77,770            (96,429)
            Inventories                                                 19,234            (48,321)          (355,730)
            Other current assets                                        91,512           (291,931)          (316,595)
            Accounts payable and accrued expenses                      (72,889)            18,908          1,480,493
            Accrued interest                                           (14,641)            16,487            761,584
            Deferred revenue                                            23,548            (44,601)           253,155
            Other                                                           --                 --            (43,489)
                                                                  ------------       ------------       ------------

              Net cash used in operating activities                 (3,088,904)        (3,462,786)       (54,165,832)
                                                                  ------------       ------------       ------------

Cash flows from investing activities:
    Purchase of property and equipment                                (133,701)          (372,014)       (14,022,024)
    Patent and trademark costs, net                                    (15,651)           (37,379)          (676,648)
    Purchase of short-term investments                                      --         (3,396,439)       (13,933,294)
    Maturity of short-term investments                               1,497,240                 --         13,336,025
    Other                                                                   --                 --             69,750
                                                                  ------------       ------------       ------------
      Net cash provided by (used in) investing
         activities                                                  1,347,888         (3,805,832)       (15,226,191)
                                                                  ------------       ------------       ------------

Cash flows from financing activities:
    Proceeds from notes payable                                             --             37,779         15,809,005
    Payments on notes payable                                         (306,487)          (278,285)        (6,483,958)
    Proceeds from line of credit                                            --                 --          3,371,278
    Payments on line of credit                                         (43,836)          (100,444)        (3,371,278)
    Proceeds from convertible debt, net                                     --                 --          9,655,000
    Payments on convertible debt                                            --                 --         (4,320,325)
    Proceeds from issuance of stock, net                                    --             17,250         57,011,580
    Proceeds from issuance of warrants                                      --                 --             65,000
    Other                                                                   --                 --           (147,598)
                                                                  ------------       ------------       ------------

      Net cash (used in) provided by financing activities             (350,323)          (323,700)        71,588,704
                                                                  ------------       ------------       ------------
Effect of exchange rate changes on cash and cash equivalents           (21,246)          (603,616)           605,811
                                                                  ------------       ------------       ------------

Net (decrease) increase in cash and cash equivalents                (2,112,585)        (8,195,934)         2,802,492

Cash and cash equivalents, beginning of period                       4,915,077         20,502,535                 --
                                                                  ------------       ------------       ------------
Cash and cash equivalents, end of period                          $  2,802,492       $ 12,306,601       $  2,802,492
                                                                  ============       ============       ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1998



NOTE 1 - BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for such periods.

The unaudited interim consolidated financial statements should be read in conjunction with the audited December 31, 1997 consolidated financial statements of Therapeutic Antibodies, Inc. ("TAb"or the "Company"). The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.


NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will adopt SFAS No. 131 in 1998 as required. Because this standard requires only disclosure of certain additional information, the effect of adoption will not have a significant impact on the Company's financial position.

During 1998, Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP No. 98-1) and Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" (SOP No. 98-5) were issued. The Company will adopt SOP No. 98-1 and SOP No. 98-5 in 1999 as required. However, the effect of the adoption will not have a significant impact on the Company's financial position.


NOTE 3 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cash flows. The reconciliation of net loss to comprehensive net loss is as follows:


                                                          Three months ended March 31,
                                                          ----------------------------
                                                             1998              1997
                                                             ----              ----
                                                         (unaudited)        (unaudited)

Net loss                                                 ($3,903,149)      ($4,307,839)
Other comprehensive income (loss):
     Change in equity due to foreign currency
         translation adjustments                              84,650          (386,466)
                                                        ------------       -----------

Total comprehensive loss                                ($3,818,499)       ($4,694,305)
                                                        ===========        ===========


NOTE 4 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The basic and diluted earnings per common share calculation was based on Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which the Company adopted during the fourth quarter of 1997. Application of SFAS No. 128 to previous periods did not change the previously disclosed per share amounts.

The calculations are based upon the weighted average number of shares of common stock outstanding during each period as disclosed in the condensed consolidated statements of operation. Common equivalent shares from stock options, warrants and other dilutive securities are excluded from the computations as their effect is antidilutive.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS
THERAPEUTIC ANTIBODIES INC.

We have reviewed the condensed consolidated balance sheet of Therapeutic Antibodies Inc. and Subsidiaries at March 31, 1998 and the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three-month periods ended March 31, 1998 and March 31, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 5, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ COOPERS & LYBRAND L.L.P.


COOPERS & LYBRAND L.L.P.

Louisville, Kentucky
May 12 , 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto. Statements made in this Quarterly Report on Form 10-Q which are not historical fact are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are necessarily estimates reflecting the Company's best judgment based on current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include but are not limited to, changes in the regulation of the pharmaceutical industry, both in the United States and internationally, changes in pharmaceutical product testing or approval standards, both in the United States and internationally, competitive pressures on the pharmaceutical industry and the Company's response thereto, the Company's ability to appropriately address the Year 2000 computer system issue, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

GENERAL

         Since its inception, TAb has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. Since inception, the Company's revenues have been from licensing agreements with corporate partners, contract agreements, product sales, grant income, interest income, and insurance and value added tax recoveries. Net losses have been incurred each year since its inception and the Company expects to continue to incur operating losses during at least the next year due to continued spending on research, product development and increasing requirements for process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. Management anticipates that additional financing will be necessary to fund the Company's operations until product sales are of sufficient volume to generate positive cash flows from operations. The Company is currently pursuing such financing and is discussing alternatives which may include private placement or public offering of debt, equity or a combination thereof. There can be no assurances that the Company will be successful in obtaining financing on terms acceptable to it.

         The Company conducts its operations from its headquarters in the United States and through subsidiaries located in the United Kingdom, Australia and New Zealand.


RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         TAb's total revenues for the first three months of 1998 decreased by 16% to $385,000 from $459,000 for the same period in 1997 due primarily to a reduction in interest income. During the quarter ended March 31, 1997 the Company recorded $284,000 in interest income due to additional cash and short term investment holdings at that time from the proceeds of the Company's UK public offering of Common Stock in July 1996. Interest income during the first quarter of 1998 was $87,000. As described under "Liquidity and Capital

Resources", licensing revenue increased 132% to $144,000 for the quarter ended March 31, 1998 from $62,000 for the quarter ended March 31, 1997 due to milestone payments received from licensing agreements with pharmaceutical partners. Sales and contract revenue increased 3% during the three months ended March 31, 1998 to $90,000 from $87,000 during the same period in 1997 due to slightly higher sales of the Company's European antivenom, ViperaTAb(TM). A foreign currency transaction gain of $46,000 occurred during the first quarter of 1998 as a result of the U.S. dollar's improvement against the British pound and the Australian dollar. Foreign currency losses were recorded during the same period of 1997.

         Total expenses for the quarter ended March 31, 1998 decreased by 10% to $4,289,000 from $4,767,000 for the same period in 1997 due primarily to the $744,000 foreign currency loss recorded in 1997. Research and development expenses during the same periods decreased slightly by 1% to $2,566,000 from $2,591,000

         General and administrative expenses for the quarter ended March 31, 1998 increased by 53% to $981,000 from $642,000 for the quarter ended March 31, 1997. This increase relates primarily to the establishment of a new information systems department and the associated staffing costs; hiring of a new CEO and the recording of stock-based compensation for consultants.

         Marketing and distribution expenses increased for the three months ended March 31, 1998 by 55% to $136,000 from $88,000 in the quarter ended March 31, 1997. The increase reflects market research costs incurred in 1998 and the recording of stock-based compensation for marketing consultants.

         Depreciation and amortization expense for the quarter ended March 31, 1998, remained relatively stable increasing only by 2% to $374,000 from $368,000 for the quarter ended March 31, 1997. This increase is the result of the depreciation of the capital expenditure for the Australian production facility, which was placed in service in February 1997.

         Interest expense for the quarter ended March 31, 1998 decreased by 25% to $213,000 from $282,000 in the quarter ended March 31, 1997, as a result of the Company's ongoing repayment of its debt obligations.

         The Company's net loss for the quarter ended March 31, 1998, was $3,903,000 compared to a net loss of $4,308,000 for the quarter ended March 31, 1997. The decrease was due to the activities described above.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, TAb has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, for product research and development activities, for clinical testing and to meet TAb's overall increased working capital requirements. Management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Future capital requirements will depend on numerous factors, including the progress of its research programs and clinical trials, the development of regulatory submissions, the commercial viability of the Company's products, the development of sales, distribution and marketing capabilities, and the terms of any new licensing arrangements. Funds for the Company's operating and capital requirements historically have been provided by the sale of equity and debt and from collaboration agreements and other financing arrangements. Measures are currently being taken to conserve cash resources while at the same time sustaining the progress of clinical trials for products that promise the most success. Meanwhile, the Company is currently pursuing additional financing and is discussing alternatives which may include private placement or public offering of debt, equity or a combination thereof. There can be no assurances that the Company will be successful in obtaining financing on terms acceptable to it.

         At March 31, 1998, the Company had cash and cash equivalents totaling $2,802,000, of which approximately $1,259,000 was denominated in British pounds and $204,000 in Australian dollars, and short-term investments of $500,000 denominated in U.S. dollars. The Company's net cash used in operating activities during the quarter ended March 31, 1998, totaled $3,089,000, a decrease of 11% from the quarter ended March 31, 1997. Capital expenditures decreased 64% to $134,000 in the first quarter of 1998 from $372,000 in the first quarter of 1996. The initial expansion of the Company's production facilities in Australia was completed during 1997. In 1998, the Company plans to begin scale up of the production facilities in Wales and to furnish the new Australian facility with the necessary laboratory equipment in anticipation of future commercial production. TAb anticipates that total capital expenditures for 1998 will be approximately $2,300,000. The Company believes future cash requirements for capital expenditures are anticipated to be funded through financing arrangements and from the Company's cash holdings.

According to TAb's agreement with Altana, Inc., the Company may receive payments of up to $3,500,000 upon the achievement of certain milestones expected in 1998. Additional payments under the agreement will be provided to TAb based on achievement of milestones culminating with the U.S. Food and Drug Administration
(FDA) approvals for the product line and bonus payments tied to the first three years of each product's sales.

The Company is currently conducting a preliminary assessment of its computer systems, laboratory equipment and business processes to identify the systems that could be affected by the Year 2000 issue. The Company believes that the Year 2000 issue will not impose significant operational problems for its computer systems and expects to complete its full assessment in the near future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will adopt SFAS No. 131 in 1998 as required. Because this standard requires only disclosure of certain additional information, the effect of adoption will not have a significant impact on the Company's financial position.

During 1998, Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP No. 98-1) and Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" (SOP No. 98-5) were issued. The Company will adopt SOP No. 98-1 and SOP No. 98-5 in 1999 as required. However, the effect of the adoption will not have a significant impact on the Company's financial position.


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

                                     PART II
                                OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



Exhibit
Number        Description of Exhibits
-------       -----------------------
27            Financial Data Schedule (SEC use only)

(b)           Reports on Form 8-K.

              The Company did not file any Current Reports on Form 8-K during the first quarter of 1998.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.





Date: May 14, 1998                      /s/  A.J. Kazimi
                                      -----------------------------------------
                                      A.J. Kazimi
                                        President and Chief Operating Officer
                                      (senior financial and accounting officer)