Form 10-Q
period 1998-06-30
THERAPEUTIC ANTIBODIES INC /DE
filed 1998-08-14
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998, or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to _____________.

                          COMMISSION FILE NO.: 0-25978
                                              ------------

                           THERAPEUTIC ANTIBODIES INC.
            ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                   62-1212485
        ------------------------------                   ---------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)

       1207 17TH AVENUE SOUTH, SUITE 103
               NASHVILLE, TENNESSEE                             37212
       ---------------------------------------            ------------------
       (Address of Principal Executive Offices)               (Zip Code)

                   (615) 327-1027
          -------------------------------
          (Registrant's Telephone Number,
                Including Area Code)

                                 NOT APPLICABLE
             -------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


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

                  As of August 11, 1998, 23,366,658 shares of the registrant's Common Stock were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements

                                                                   Page
                                                                   ----
   Condensed Consolidated Balance Sheets -- June 30, 1998
     and December 31, 1997 .......................................   3

   Condensed Consolidated Statements of Operations -- Six
     Months Ended June 30, 1998 and 1997 .........................   4

   Condensed Consolidated Statements of Operations -- Three
     Months Ended June 30, 1998 and 1997 .........................   4

   Consolidated Statements of Cash Flows -- Six
     Months Ended June 30, 1998 and 1997 .........................   5

   Notes to Condensed Consolidated Financial Statements ..........   6


                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          June 30, 1998   December 31, 1997
                                                                                          -------------   -----------------
       ASSETS

Current assets:
    Cash and cash equivalents                                                             $  2,268,914      $  4,915,077
    Restricted cash                                                                          1,000,000                --
    Short-term investments                                                                          --         1,997,240
    Trade receivables                                                                          141,980           594,267
    Value added tax receivable                                                                 123,769           179,629
    Inventories                                                                                160,497           489,138
    Other current assets                                                                       216,779           409,929
                                                                                          ------------      ------------
                  Total current assets                                                       3,911,939         8,585,280
Property and equipment, net                                                                 11,287,699        11,456,690
Patent and trademark costs, net                                                                620,224           598,924
Other assets, net                                                                              126,013           159,171
                                                                                          ------------      ------------
                  Total assets                                                            $ 15,945,875      $ 20,800,065
                                                                                          ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                 $  1,216,693      $  1,457,121
    Accrued interest                                                                           206,502           146,326
    Current portion of notes payable                                                         5,299,410         2,545,701
                                                                                          ------------      ------------
                  Total current liabilities                                                  6,722,605         4,149,148
Notes payable, net of current portion                                                        5,625,043         6,059,072
Deferred revenue                                                                               364,496           559,467
Other liabilities                                                                              276,839           274,033
                                                                                          ------------      ------------
                  Total liabilities                                                         12,988,983        11,041,720
                                                                                          ------------      ------------
Stockholders' equity:
    Preferred stock - par value $.01 per share; 1,000,000 shares authorized;
        issued and outstanding, none                                                                --                --
    Common stock - par value $.001 per share; 39,000,000 shares authorized,
       23,366,658 issued and outstanding June 30, 1998; 30,000,000 shares authorized,               --                --
       23,252,825 issued and outstanding December 31, 1997                                      23,366            23,253
    Additional paid-in capital                                                              69,325,631        68,927,203
    Deficit accumulated during the development stage (1984-1998)                           (66,647,248)      (59,412,383)
    Cumulative translation adjustment                                                          255,143           220,272
                                                                                          ------------      ------------
                  Total stockholders' equity                                                 2,956,892         9,758,345
                                                                                          ------------      ------------
                  Total liabilities and stockholders' equity                              $ 15,945,875      $ 20,800,065
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

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                For the Cumulative
                                                For the Six Months Ended          For the Three Months Ended    Development Stage
                                                         June 30                            June 30            from August 10, 1984
                                              -----------------------------       ---------------------------  (inception) Through
                                                   1998            1997             1998              1997        June 30, 1998
                                                   ----            ----             ----              ----        -------------

Revenues:
    Sales and contract revenue                 $   489,768      $  219,195       $   400,077      $   131,780      $  3,280,885
    Licensing revenue                            1,543,925          62,305         1,400,000               --         2,900,380
    Interest income                                144,295         488,230            57,446          204,372         2,066,981
    Grant income                                    20,623          20,432            10,336           10,226           753,142
    Foreign currency gains                          24,115              --                --           28,297         1,810,099
    Value-added tax and insurance recoveries            --              --                --               --           577,170
    Other                                           31,758          32,636            23,544           17,479           252,572
                                               -----------      -----------      -----------      -----------      ------------
                                                 2,254,484          822,798        1,891,403          392,154        11,641,229
                                               -----------      -----------      -----------      -----------      ------------
Expenses:
    Cost of sales and contract revenue             384,032          73,453           365,028           20,793           929,189
    Research and development                     5,551,426       5,474,934         2,985,756        2,884,248        47,593,883
    General and administrative                   2,022,880       1,630,240         1,041,751          988,568        14,966,047
    Marketing and distribution                     259,236         246,935           123,300          159,281         2,235,789
    Depreciation and amortization                  801,651         771,414           427,683          403,662         6,313,321
    Interest                                       470,124         535,359           257,240          252,992         4,200,707
    Foreign currency losses                             --         715,691            22,361               --           913,119
    Debt conversion expense                             --              --                --               --           801,597
    Other                                               --          10,496                --           10,496           334,825
                                               -----------      -----------      -----------      -----------      ------------
                                                 9,489,349        9,458,522        5,223,119        4,720,040        78,288,477
                                               -----------      -----------      -----------      -----------      ------------

                   Net loss                    $(7,234,865)     $(8,635,724)     $(3,331,716)     $(4,327,886)     $(66,647,248)
                                               ===========      ===========      ===========      ===========      ============

Basic and diluted net loss per share           $     (0.31)     $     (0.38)     $     (0.14)     $     (0.19)     $      (6.40)
                                               ===========      ===========      ===========      ===========      ============
Weighted average shares used in
    computing basic and diluted net loss
    per share                                   23,257,950        22,569,850      23,263,075        22,776,008        10,416,239
                                               ===========      ============     ===========      ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                   For the Cumulative
                                                                    For the Six Months Ended       Development Stage
                                                                            June 30,              From August 10, 1984
                                                                  -----------------------------   (Inception) Through
                                                                     1998               1997         June 30, 1998
                                                                     ----               ----         ------------
Cash flow from operating activities:
    Net loss                                                      $(7,234,865)     $ (8,635,724)     $(66,647,248)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                                  801,651           771,414         6,313,321
       Disposal of property and equipment                                  --                --           927,238
       Foreign currency (gain) loss                                   (24,115)          715,691          (896,980)
       Warrant expense                                                 48,820                --           242,814
       Stock-based compensation expense                                54,372             5,001           604,771
       Debt conversion expense                                             --                --           801,597
       Changes in:
            Trade receivable                                          483,712             2,737           (25,520)
            Inventories                                               328,640           (85,663)          (46,324)
            Other current assets                                      194,587          (102,348)         (213,520)
            Accounts payable and accrued expenses                    (208,910)           22,883         1,344,472
            Accrued interest                                           65,620           105,405           841,845
            Deferred revenue                                         (197,711)          (47,179)           31,896
            Other                                                          --                --           (43,489)
                                                                  -----------      ------------      ------------
           Net cash used in operating activities                   (5,688,199)       (7,247,783)      (56,765,127)
                                                                  -----------      ------------      ------------
Cash flows from investing activities:
    (Increase) in restricted cash                                  (1,000,000)               --        (1,000,000)
    Purchase of property and equipment                               (555,382)         (544,758)      (14,443,705)
    Patent and trademark costs                                        (41,700)         (107,802)         (702,697)
    Purchase of short-term investments                                     --        (8,155,045)      (13,933,294)
    Maturity of short-term investments                              2,094,508         1,000,000        13,933,293
    Other                                                                  --                --            69,750
                                                                  -----------      ------------      ------------
  Net cash provided by (used in) investing activities                 497,425        (7,807,605)      (16,076,653)
                                                                  -----------      ------------      ------------
Cash flows from financing activities:
    Proceeds from notes payable                                     3,331,412            42,200        19,140,417
    Payments on notes payable                                        (590,331)         (556,461)       (6,767,801)
    Proceeds from line of credit                                           --             8,143         3,371,278
    Payments on line of credit                                        (43,836)         (100,296)       (3,371,278)
    Proceeds from convertible debt, net                                    --                --         9,655,000
    Payments on convertible debt                                           --                --        (4,320,325)
    Proceeds from issuance of stock, net                               51,250         1,145,373        57,062,830
    Proceeds from issuance of warrants                                     --                --            65,000
    Other                                                              (1,937)               --          (149,535)
                                                                  -----------      ------------      ------------

        Net cash provided by financing activities                   2,746,558           538,959        74,685,585
                                                                  -----------      ------------      ------------
Effect of exchange rate changes on cash and cash equivalents         (201,948)         (288,015)          425,109
                                                                  -----------      ------------      ------------
Net (decrease) increase in cash and cash equivalents               (2,646,164)      (14,804,444)        2,268,914
Cash and cash equivalents, beginning of period                      4,915,077        20,502,536                --
                                                                  -----------      ------------      ------------
Cash and cash equivalents, end of period                          $ 2,268,914      $  5,698,092      $  2,268,914
                                                                  ===========      ============      ============




The accompanying notes are an integral part of the condensed consolidated financial statements

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for such periods.

The unaudited interim consolidated financial statements should be read in conjunction with the audited December 31, 1997 consolidated financial statements of Therapeutic Antibodies Inc. ("TAb" or the "Company"). The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. Since inception, the Company's revenues have been from licensing agreements with corporate partners, contract agreements, product sales, grant income, interest income, and insurance and value added tax recoveries. Net losses have been incurred each year since its inception and the Company expects to continue to incur operating losses during at least the next year due to continued spending on research, product development, process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. Management anticipates that additional financing will be necessary to fund the Company's operations until product sales are of sufficient volume to generate positive cash flows from operations. The Company is currently pursuing such financing which includes a private placement of debt and an equity offering. There can be no assurances that the Company will be successful in obtaining financing on terms acceptable to it.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will adopt SFAS No. 131 in 1998 as required. Because this standard requires only disclosure of certain additional information, the effect of adoption will not have a significant impact on the Company's financial position and results of operations.

During 1998, Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1") and Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5") were issued. The Company will adopt SOP No. 98-1 and SOP No.

98-5 in 1999 as required. However, the effect of the adoption will not have a significant impact on the Company's financial position and results of operations.

NOTE 3 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cash flows. The reconciliation of net loss to comprehensive net loss is as follows:

                                                 Six months ended June 30,     Three months ended June 30,
                                                 -------------------------     ---------------------------
                                                  1998            1997           1998             1997
                                                  ----            ----           ----             ----
                                               (unaudited)     (unaudited)    (unaudited)     (unaudited)

Net loss                                       ($7,234,865)    ($8,635,724)   ($3,331,715)    ($4,327,886)
Other comprehensive income (loss):
  Change in equity due to foreign currency
    translation adjustments                        (34,872)        274,307         49,777        (112,158)
                                               -----------     -----------    -----------     -----------
Total comprehensive loss                       ($7,269,737)    ($8,361,417)   ($3,281,938)    ($4,440,044)
                                               ===========     ===========    ===========     ===========


NOTE 4 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The basic and diluted earnings per common share calculation was based on Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which the Company adopted during the fourth quarter of 1997. Application of SFAS No. 128 to previous periods did not change the previously disclosed per share amounts.

The calculations are based upon the weighted average number of shares of common stock outstanding during each period as disclosed in the condensed consolidated statements of operation. Common equivalent shares from stock options, warrants and other dilutive securities are excluded from the computations as their effect is antidilutive.

NOTE 5 - FINANCING ACTIVITIES

At June 30, 1998, the Company had raised $3,150,000 in a private placement of the Company's 15% Subordinated Promissory Notes (the "15% Notes"). The notes mature in the fourth quarter of 1998 and interest is payable quarterly. Warrants to purchase 315,000 shares of the Company's common stock were issued in connection with the 15% Notes. As of August 11, 1998, total principal raised and warrants issued were $3,525,000 and 352,500 shares, respectively. A portion of the proceeds of the Company's proposed financing will be used to repay the 15% Notes at or before maturity.

In April 1998, the Company received a loan of $162,000 from the Department of Primary Industries and Resources of the South Australian Government. The loan is for the construction of transportable buildings at the Company's Australian location. The interest rate is currently 6.5% annually and is variable at the discretion of the Minister for Primary Industries. Principal and interest payments are due semi-annually beginning October 1998 through April 2008.

In June 1998, the Company received the final installment of a loan from the Department of Industry and Trade ("DIT") of the South Australian Government. In April, 1996, the DIT agreed to loan the Company up to $62,000 based upon the number of local citizens employed by the Company through April 1998. The Company borrowed a total of $50,000 at June 30, 1998. The loan is provided interest free and is due in full on April 29, 2006.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS
THERAPEUTIC ANTIBODIES INC.

We have reviewed the condensed consolidated balance sheet of Therapeutic Antibodies Inc. and Subsidiaries at June 30, 1998 and the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three-month and six-month periods ended June 30, 1998 and June 30, 1997. These financial statements are the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP


PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky
August 10, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of Therapeutic Antibodies Inc. (the "Company") should be read in conjunction with the condensed consolidated financial statements and notes thereto. Statements made in this Quarterly Report on Form 10-Q which are not historical fact are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are necessarily estimates reflecting the Company's best judgment based on current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include but are not limited to, changes in the regulation of the pharmaceutical industry, both in the United States and internationally, changes in pharmaceutical product testing or approval standards, both in the United States and internationally, competitive pressures on the pharmaceutical industry and the Company's response thereto, the Company's ability to appropriately address the Year 2000 computer system issue, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

GENERAL

         Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. Since inception, the Company's revenues have been from licensing agreements with corporate partners, contract agreements, product sales, grant income, interest income, and insurance and value added tax recoveries. Net losses have been incurred each year since its inception and the Company expects to continue to incur operating losses during at least the next year due to continued spending on research, product development, process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. Additional financing will be necessary to fund the Company's operations until product sales are of sufficient volume to generate positive cash flows from operations. The Company is currently pursuing a financing plan, the first phase of which includes a private placement of debt securities. There can be no assurances that the Company will be successful in obtaining financing on terms acceptable to it.

         The Company conducts its operations from its headquarters in the United States and through subsidiaries located in the United Kingdom, Australia and New Zealand.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         The Company's total revenues for the second quarter of 1998 increased by 382% to $1,891,000 from $392,000 for the same period in 1997 due primarily to increases in licensing revenue and in sales and contract revenue. As described under "Liquidity and Capital Resources", licensing revenue of $1,400,000 was recorded for the quarter ended June 30, 1998 due to milestone payments of $900,000 and $500,000 received under agreements with G. D. Searle & Co. and Altana, Inc., respectively. The Company received no milestone payments during the quarter ended June 30, 1997. Sales and contract revenue increased 203% during the three months ended June 30, 1998 to $400,000 from $132,000 during the same period in 1997 due to sales of the Company's African antivenom, EchiTAb(TM) and to higher sales of the Company's European antivenom, ViperaTAb(R). Interest income during the second quarter of 1998 was $57,000, a decrease of 72% from $204,000 in the second quarter of 1997 reflecting lower cash resources in 1998. The Company recorded a foreign currency transaction gain of $28,000 during the second quarter of 1997 as a result of the U.S. dollar's improvement against the British pound and the Australian dollar. Foreign currency losses of $22,000 were recorded during the same period of 1998.

         Total expenses for the quarter ended June 30, 1998 increased by 11% to $5,223,000 from $4,720,000 for the same period in 1997 due primarily to the cost of sales related to the African antivenom, EchiTAb(TM). Research and development expenses during the same periods increased slightly by 4% to $2,986,000 from $2,884,000 due to efforts to contain costs at 1997 levels.

         General and administrative expenses for the quarter ended June 30, 1998 increased by 5% to $1,042,000 from $989,000 for the quarter ended June 30, 1997. This increase relates primarily to the establishment of a new information systems department in early 1998 and associated staffing costs, and to the hiring of a new Chief Executive Officer in February 1998.

         Marketing and distribution expenses decreased for the three months ended June 30, 1998 by 23% to $123,000 from $159,000 for the three months ended June 30, 1997, reflecting the Company's efforts to reduce expenses.

         Depreciation and amortization expense for the quarter ended June 30, 1998 remained relatively stable, increasing by 6% to $428,000 from $404,000 for the quarter ended June 30, 1997.

         The Company's net loss for the quarter ended June 30, 1998, was $3,332,000 compared to a net loss of $4,328,000 for the quarter ended June 30, 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         The Company's revenues for the first six months of 1998 increased by 174% to $2,254,000 from $823,000 for the same period of 1997. The increase in revenues in the first six months of 1998 is attributable to increases in licensing fees and product sales. These increases were partially offset by a decrease in interest income to $144,000 in the first six months of 1998 from $488,000 in the first six months of 1997. The Company received milestone payments totalling $1,000,000 in the first six months of 1998 from G. D. Searle & Co. for the signing of a research collaboration agreement. The Company also received a milestone payment of $500,000 in May 1998 for the submission of its Product License Application and Establishment Licensing Application for the Company's North American snake antivenom, CroTAb(R), to the United States Food and Drug Administration. Sales and contract revenue increased 124% to $490,000 for the six months ended June 30, 1998 from $219,000 for the six months ended June 30, 1997. This increase resulted from higher sales of EchiTAb(TM) and ViperaTAb(R).

         Total expenses for the six months ended June 30, 1998 remained relatively unchanged compared to the same period in 1997. Research and development expenses during the same periods increased by only 1.4% to $5,551,000 from $5,475,000 as a result of management's efforts to streamline and sharpen the focus of the Company's research and development efforts. Research and development costs are related to manufacturing the Company's products for clinical trials, conducting clinical trials and ensuring that the necessary quality control and assurance procedures are in place, as well as costs associated with regulatory compliance.

         General and administrative expenses for the first half of 1998 increased by 24% to $2,023,000 from $1,630,000 for the first half of 1997. This increase relates to one-time staffing costs incurred in early 1998 and the development of a new information systems department in 1998.

         Marketing and distribution expenses increased slightly by 5% to $259,000 in the first half of 1998 from $247,000 in the first half of 1997 due to costs incurred for market research and increased distribution charges related to product sales.

         Interest expense in the six months ending June 30, 1998, decreased by 12% to $470,000 from $535,000 in the first six months of 1997 due to continued repayment of debt obligations. Interest expense is expected to increase over the remainder of 1998 as a result of the Company's sale of additional debt securities commencing in June 1998.

         In the six months ended June 30, 1998, the Company recorded foreign currency gains of $24,000. In the six months ended June 30, 1997, the Company recorded foreign currency losses of $716,000. These gains and losses were the result of changes in the UK and Australian exchange rates from December 31, 1997 to June 30, 1998 on the Company's holdings of cash in British pounds sterling and Australian dollars.

         The Company's net loss for the six months ended June 30, 1998 decreased 16% from $7.2 million compared to a net loss of $8.6 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, for product research and development activities, for clinical testing and to meet the Company's overall increased working capital requirements. Although revenue from initial product sales has increased, management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Future capital requirements will depend on numerous factors, including the progress of its research programs and clinical trials, the development of regulatory submissions, the commercial viability of the Company's products, the development of sales, distribution and marketing capabilities, and the terms of any new licensing arrangements. Funds for the Company's operating and capital requirements historically have been provided by the sale of equity and debt and from collaboration agreements and other financing arrangements. With the arrival of a new Chief Executive Officer in early 1998, management began to implement measures to conserve cash resources while at the same time sustaining the progress of clinical trials for products with the greatest likelihood of near-term commercial success. Additional financing will be necessary for the Company to fund operations for at least the next 18 months. Management is currently preparing for an additional financing which is expected to be completed in 1998. As of August 11, 1998, the Company had received $3,525,000 in interim financing as discussed below. There can be no assurances that the Company will be successful in obtaining additional financing on terms acceptable to it.

         At June 30, 1998, the Company had cash and cash equivalents totaling $3,269,000, of which approximately $15,000 was denominated in British pounds and $4,000 in Australian dollars. The Company's net cash used in operating activities during the six months ended June 30, 1998, totaled $5,688,000, a decrease of 22% from the six months ended June 30, 1997. Capital expenditures increased 2% to $555,000 in the first six months of 1998 from $545,000 in the first six months of 1997. The Company anticipates that total capital expenditures for 1998 will be approximately $2,300,000. During the second half of 1998, the Company intends to add additional capacity to its production facilities in Wales and continue expanding the Australian facility with the necessary laboratory equipment in anticipation of increased commercial production. The Company believes capital expenditures for the remainder of 1998 and for 1999 will be funded from proceeds of the additional financing discussed above.

         According to the Company's agreement with Altana, Inc., the Company may receive additional payments upon the achievement of certain milestones expected in 1998. During the second quarter of 1998 the Company received a milestone payment of $500,000 upon the United States Food and Drug Administration's ("FDA") acceptance of the submission of the Company's Product License Application and Establishment License Application for the Company's North American antivenom, CroTAb(R). The Company is entitled to receive additional payments under the agreement based on achievement of certain milestones relating to CroTAb(R) and the Company's DigiTAb(R) and TriTAb(R) products, culminating with FDA approvals of the product lines. In addition, the Company will receive bonus payments tied to the first three years of each product's sales.

         In May of 1998, the Company entered into an agreement with G. D. Searle & Co. ("Searle") for the identification, development and commercialization of a new antibody based drug specified by Searle. Searle forecasts it will pay the Company up to $8,000,000 under the agreement for research and development and product supplies based on achieving certain milestones. The Company received a milestone payment of $1,000,000 upon execution of the agreement in May 1998.

         At June 30, 1998, the Company had raised $3,150,000 in a private placement of the Company's 15% Subordinated Promissory Notes (the "15% Notes"). The 15% Notes mature in the fourth quarter of 1998 and interest is payable quarterly. Warrants to purchase 25,000 shares of the Company's common stock were issued to each purchaser of $250,000 principal amount of 15% Notes. Total principal raised and warrants issued in the offering as of August 11, 1998, were $3,525,000 and 352,500 shares, respectively. A portion of the proceeds of the Company's proposed financing will be used to repay the 15% Notes at or before maturity.

         In April 1998, the Company received a loan of $162,000 from the Department of Primary Industries and Resources of the South Australian Government. The loan is for the construction of transportable buildings at the Company's Australian location. The interest rate is currently 6.5% annually and is variable at the discretion of the Minister for Primary Industries. Principal on the loan is payable in 20 equal semi-annual installments, together with interest accrued thereon, beginning October 1998 through April 2008.

         In June 1998, the Company received the final installment of a loan from the Department of Industry and Trade ("DIT") of the South Australian Government. In April, 1996, the DIT agreed to loan the Company up to $62,000 based upon the number of local citizens employed by the Company through April 1998. Borrowing on the loan totalled $50,000 at June 30, 1998. The loan is provided interest-free and is due in full on April 29, 2006.

         The Company has completed a preliminary evaluation of its computerized systems for its laboratory, business and manufacturing processes. An inventory of equipment has been developed, identifying all components and processes that have a date element issue. The Company has performed a preliminary risk assessment of all inventoried equipment. Dependent on an item's risk assessment, the Company will seek Year 2000 assurances from the relevant suppliers by letters, questionnaire or full supplier audit, as appropriate. The Company believes that the Year 2000 issue will not impose significant operational problems and that the compliance costs will not be material. The Year 2000 Compliance Project is scheduled to be completed June 1999.

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

         During 1998, Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1") and Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5") were issued. The Company will adopt SOP No. 98-1 and SOP No. 98-5 in 1999 as required. However, the effect of the adoption will not have a significant impact on the Company's financial position.

OTHER FINANCIAL INFORMATION

         PricewaterhouseCoopers, LLP, the Company's independent accountants, performed a limited review of the financial data presented on pages 2 through 6 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers, LLP did not express an opinion on the aforementioned data.

                                     PART II
                                OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

            The Annual Meeting of Shareholders of the Company was held on April 27, 1998. At the meeting, shareholders were asked to vote upon the election of the Company's directors and an amendment to the Company's Amended and Restated Certificate of Incorporation. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's recommendations as stated in the proxy statement. All nominees to the board of directors were elected and each OTHER matter to come before the meeting was approved in accordance with management's recommendations.

           The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders or until their respective successors are elected and qualified. The vote was as follows:


                           VOTES CAST          VOTES CAST          BROKER NON-VOTES/
NAME                        IN FAVOR            AGAINST              ABSTENTIONS
----                        --------            -------              -----------
Martin S. Brown            14,468,711              1,250              8,782,864
Andrew J. Heath, M.D.      14,463,711              6,250              8,782,864
Harry G. Browne, M.D.      14,410,211             59,750              8,782,864
A. J. Kazimi               14,339,376            130,585              8,782,864
John Landon, M.D.          14,447,045             22,916              8,782,864
Timothy Chard, M.D.        14,447,045             22,916              8,782,864
Thomas G. Andrews          14,410,211             59,750              8,782,864
Robert C. Hilton           14,393,450             76,511              8,782,864
Steven L. Stroup, M.D.     14,387,200             82,761              8,782,864
Joseph D. Williams         14,469,866                 95              8,782,864


            At the Annual Meeting, the shareholders also approved an amendment to the Company's Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of Common Stock to 39,000,000 and authorizing the addition of a class of Preferred Stock, the rights and preferences of which may be determined from time to time by the Board of Directors. The vote on the amendment was 12,688,838 in favor and 83,634 against, with 10,480,353 broker non-votes or abstentions.

ITEM 5.  OTHER INFORMATION

             The deadline for delivering to the Company notice of shareholder proposals, other than proposals to be included in the proxy statement, for the 1999 Annual Meeting of Shareholders will be February 15,1999, pursuant to Rule 14a-4 under the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary authority to vote on any proposals received after such date.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibits.


Exhibit
Number                 Description of Exhibits
------                 -----------------------
3.1             Certificate of Amendment to Amended and Restated Certificate of
                Incorporation of Therapeutic Antibodies Inc., filed May 13, 1998

10.1 Antibody Development and Supply Agreement, dated May 14, 1998, between G. D. Searle & Co. and Therapeutic Antibodies Inc.

27              Financial Data Schedule (SEC use only)

(b)             Reports on Form 8-K.

                The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 1998.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.








Date:  August 14, 1998              /s/ A.J. Kazimi
                                        ---------------------------------------
                                       A.J. Kazimi
                                         President and Chief Operating Officer
                                       (senior financial and accounting officer)