Form 10-Q
period 1998-09-30
THERAPEUTIC ANTIBODIES INC /DE
filed 1998-11-16
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
    (Mark One)

        [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1998, or

        [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____________ to _____________.

                          COMMISSION FILE NO.: 0-25978
                                               -------

                           THERAPEUTIC ANTIBODIES INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                      62-1212485
      ------------------------------                       -------------------
     (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

    1207 17TH AVENUE SOUTH, SUITE 103
          NASHVILLE, TENNESSEE                                    37212
      ------------------------------                       -------------------
(Address of Principal Executive Offices)                       (Zip Code)

             (615) 327-1027
      ------------------------------
     (Registrant's Telephone Number,
          Including Area Code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


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

               As of November 14, 1998, 52,057,219 shares of the registrant's Common Stock were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Condensed Consolidated Balance Sheets -- September 30, 1998
     and December 31, 1997...............................................   1

Condensed Consolidated Statements of Operations -- Nine
     months ended September 30, 1998 and 1997............................   2

Condensed Consolidated Statements of Operations -- Three
     months ended September 30, 1998 and 1997............................   2

Consolidated Statements of Cash Flows -- Nine
     months ended September 30, 1998 and 1997............................   3

Notes to Condensed Consolidated Financial Statements ....................   4

                 THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                 September 30,        December 31,
                                                                                                     1998                 1997
                                                                                                  ------------        ------------
         ASSETS

Current assets:
     Cash and cash equivalents                                                                    $  2,027,360        $  4,915,077
     Restricted cash                                                                                   727,376                  --
     Short-term investments                                                                                 --           1,997,240
     Trade receivables                                                                                 357,026             594,267
     Value added tax receivable                                                                        219,319             179,629
     Inventories                                                                                       262,330             489,138
     Other current assets                                                                              169,645             409,929
                                                                                                  ------------        ------------
                   Total current assets                                                              3,763,056           8,585,280

Property and equipment, net                                                                         11,125,845          11,456,690
Patent and trademark costs, net                                                                        641,489             598,924
Other assets, net                                                                                      109,112             159,171
                                                                                                  ------------        ------------
                   Total assets                                                                   $ 15,639,502        $ 20,800,065
                                                                                                  ============        ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                                        $  1,457,947        $  1,457,121
     Accrued interest                                                                                  177,624             146,326
     Current portion of notes payable                                                                6,276,392           2,545,701
                                                                                                  ------------        ------------
                   Total current liabilities                                                         7,911,963           4,149,148

Notes payable, net of current portion                                                                5,323,798           6,059,072
Deferred revenue                                                                                       359,120             559,467
Other liabilities                                                                                      282,200             274,033
                                                                                                  ------------        ------------
                   Total liabilities                                                                13,877,081          11,041,720
                                                                                                  ------------        ------------

Convertible redeemable preferred stock                                                               2,000,000                  --

Stockholders' equity:
     Common stock - par value $.001 per share; 39,000,000 shares authorized,
        23,366,658 issued and outstanding September 30, 1998; 30,000,000 shares authorized,                 --                  --
        23,252,825 issued and outstanding December 31, 1997                                             23,366              23,253
     Additional paid-in capital                                                                     69,231,395          68,927,203
     Deficit accumulated during the development stage (1984-1998)                                  (69,853,718)        (59,412,383)
     Cumulative translation adjustment                                                                 361,378             220,272
                                                                                                  ------------        ------------
                   Total stockholders' equity                                                         (237,579)          9,758,345
                                                                                                  ------------        ------------
                   Total liabilities and stockholders' equity                                     $ 15,639,502        $ 20,800,065
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

                 THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                 For the Cumulative
                                                                                                                  Development Stage
                                                For the Nine Months Ended         For the Three Months Ended    from August 10, 1984
                                                      September 30,                      September 30,           (inception) through
                                              -----------------------------      -----------------------------       September 30,
                                                 1998              1997              1998              1997              1998
                                             ------------      ------------      ------------      ------------      ------------


Revenues:
    Sales and contract revenue               $    664,241     $     329,805      $    174,473      $    110,610      $  3,455,358
    Licensing revenue                           2,543,925            81,405         1,000,000            19,100         3,900,380
    Interest income                               170,208           733,464            25,913           245,234         2,092,894
    Grant income                                   30,960            30,593            10,337            10,161           763,479
    Foreign currency gains                         13,372                --                --                --         1,799,356
    Value-added tax and insurance
        recoveries                                     --                --                --                --           577,170
    Other                                          61,280            46,410            29,522            14,558           282,094
                                             ------------      ------------      ------------      ------------       -----------
                                                3,483,986         1,221,677         1,240,245           399,663        12,870,731
                                             ------------      ------------      ------------      ------------       -----------



Expenses:
    Cost of sales and contract revenue            425,699            94,207            41,667            20,754           970,856
    Research and development                    8,095,376         8,250,487         2,543,950         2,775,553        50,137,833
    General and administrative                  2,817,892         2,520,279           795,012           890,039        15,761,059
    Marketing and distribution                    443,349           386,453           184,113           139,518         2,419,902
    Depreciation and amortization               1,191,948         1,236,566           390,297           465,152         6,703,619
    Interest                                      951,056           804,883           480,932           269,524         4,681,639
    Foreign currency losses                            --           961,056            10,743           245,365           913,118
    Debt conversion expense                            --                --                --                --           801,597
    Other                                              --             9,712                --                --           334,825
                                             ------------      ------------      ------------      ------------       -----------
                                               13,925,320        14,263,643         4,446,714         4,805,905        82,724,448
                                             ------------      ------------      ------------      ------------      ------------
                    Net loss                 $(10,441,334)     $(13,041,966)     $ (3,206,469)     $ (4,406,242)     $(69,853,717)
                                             ============      ============      ============      ============      ============
Basic and diluted net loss per share         $      (0.45)     $      (0.57)     $      (0.14)     $      (0.19)     $      (6.56)
                                             ============      ============      ============      ============      ============
Weighted average shares used in
    computing basic and diluted
    net loss per share                         23,309,742        22,775,892        23,366,658        22,779,226        10,645,599
                                             ============      ============      ============      ============      ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                 THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            For the Cumulative
                                                                                              Development Stage
                                                               For the Nine Months Ended     From August 10, 1984
                                                                      September 30,          (Inception) through
                                                             ------------------------------      September 30,
                                                                 1998              1997             1998
                                                             ------------      ------------      ------------

Cash flow from operating activities:
     Net loss                                                $(10,441,334)     $(13,041,966)     $(69,853,717)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                           1,191,948         1,236,566         6,703,618
        Disposal of property and equipment                             --                --           927,238
        Foreign currency (gain) loss                              (13,372)          961,056          (886,237)
        Warrant expense                                           195,280                --           389,274
        Stock-based compensation expense                           81,558            57,388           631,957
        Debt conversion expense                                        --                --           801,597
        Changes in:
             Restricted cash                                     (727,376)               --          (727,376)
             Trade receivable                                     187,307            63,456          (321,925)
             Inventories                                          226,807           (57,029)         (148,157)
             Other current assets                                 243,550             6,272          (164,557)
             Accounts payable and accrued expenses                 31,241            64,987         1,584,623
             Accrued interest                                      34,141           (84,543)          810,366
             Deferred revenue                                    (208,048)          (49,211)           21,559
             Other                                                     --                --           (43,489)
                                                             ------------      ------------      ------------
           Net cash used in operating activities               (9,198,298)      (10,843,024)      (60,275,226)
                                                             ------------      ------------      ------------

Cash flows from investing activities:
    Purchase of property and equipment                           (704,566)         (975,017)      (14,592,889)
    Patent and trademark costs                                    (73,166)         (141,766)         (734,163)
    Purchase of short-term investments                                 --        (9,865,277)      (13,933,294)
    Maturity of short-term investments                          2,094,508         5,800,412        13,933,293
    Other                                                              --                --            69,750
                                                             ------------      ------------      ------------
           Net cash provided by (used in)
               investing activities                             1,316,776        (5,181,648)      (15,257,303)
                                                             ------------      ------------      ------------


Cash flows from financing activities
    Proceeds from notes payable                                  4,397,100           208,892        20,206,105
    Payments on notes payable                                   (1,083,519)       (1,024,919)       (7,260,990)
    Proceeds from line of credit                                   141,324             8,129         3,512,602
    Payments on line of credit                                     (62,377)         (108,573)       (3,389,819)
    Proceeds from convertible debt, net                                 --                --         9,655,000
    Payments on convertible debt                                        --                --        (4,320,325)
    Proceeds from issuance of stock, net                         1,929,827         1,167,611        58,941,407
    Proceeds from issuance of warrants                                  --                --            65,000
    Other                                                           (1,881)               --          (149,479)
                                                              ------------      ------------      ------------
           Net cash provided by financing activities             5,320,474           251,140        77,259,501
                                                              ------------      ------------      ------------
Effect of exchange rate changes on cash and
   cash equivalents                                               (326,669)         (644,209)          300,388
                                                              ------------      ------------      ------------
Net (decrease) increase in cash and cash equivalents            (2,887,717)      (16,417,741)        2,027,360

Cash and cash equivalents, beginning of period                   4,915,077        20,502,536                --
                                                              ------------      ------------      ------------
Cash and cash equivalents, end of period                      $  2,027,360      $  4,084,795      $  2,027,360
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

                               SEPTEMBER 30, 1998



NOTE 1 - BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for such periods.

The unaudited interim consolidated financial statements should be read in conjunction with the audited December 31, 1997 consolidated financial statements of Therapeutic Antibodies Inc. (the "Company"). The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. Since inception, the Company's revenues have been from licensing agreements with corporate partners, contract agreements, product sales, grant income, interest income, and insurance and value added tax recoveries. Net losses have been incurred each year since its inception and the Company expects to continue to incur operating losses during at least the next year due to continued spending on product development, process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. In November 1998 additional financing was secured to allow the Company to fund operations for at least the next 18 months. The terms of the additional financing are described under the "Liquidity and Capital Resources" section.

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


                                                  Nine months ended September 30,   Three months ended September 30,
                                                  -------------------------------   --------------------------------

                                                      1998              1997             1998              1997
                                                      ----              ----             ----              ----
                                                   (unaudited)      (unaudited)       (unaudited)      (unaudited)

Net loss                                          ($10,441,334)     ($13,041,965)     ($3,206,469)     ($4,406,242)
Other comprehensive income (loss):
     Change in equity due to foreign currency
         translation adjustments                      (141,107)          481,388         (106,236)         207,080
                                                  ------------      ------------      -----------      -----------
Total comprehensive loss                          ($10,582,441)     ($12,560,577)     ($3,312,705)     ($4,199,162)
                                                  ============      ============      ===========      ===========


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

As further described in Note 6, the Company issued 28,690,561 shares of Common Stock after September 30, 1998. The effects of those shares have not been included in the calculations of basic and diluted earnings per Common Share.

NOTE 5 - FINANCING ACTIVITIES

At September 30, 1998, the Company completed a private placement of the Company's 15% Subordinated Promissory Notes (the "15% Notes") in which a total of $4,025,000 was raised. The notes mature in the fourth quarter of 1998 and interest is payable quarterly. Detachable warrants to purchase a total of 402,500 shares of the Company's Common Stock were issued to purchasers of the 15% Notes. In November 1998, as part of the refinancing (as described in Note
6), certain holders of the 15% Notes converted an aggregate of $2,375,000 of principal plus accrued interest of $107,000 into 3,658,058 shares of the Company's Common Stock. The Company will repay the balance of the outstanding 15% Notes plus accrued interest at or before maturity from the proceeds of the Company's November refinancing.

In September 1998, the Company issued 100 shares of its Series A Convertible Redeemable Preferred Stock at $.01 per share receiving total proceeds of $2,000,000. In November 1998, the holders of the Series A

Preferred Stock, as part of the refinancing (as described in Note 6), converted the Preferred Stock and $32,876 of accrued dividends into 2,995,692 shares of the Company's Common Stock.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the third quarter on November 9, 1998, the Company completed an (pound)11,500,000 ($19,500,000) capital refinancing involving the issuance of 28,690,561 new shares of the Company's Common Stock on the London Stock Exchange at 40 pence ($.68) per share. This refinancing included the private placement of 21,300,000 new shares of Common Stock. It also included the conversion of all outstanding shares of Series A Convertible Redeemable Preferred Stock issued by the Company in September 1998 and (pound)1,700,000 ($2,900,000) principal and interest amount of certain loan notes into a total of 7,390,561 shares of Common Stock. Included in the loans converted was $500,000 principal amount of an outstanding $750,000 promissory note issued in 1996 to an officer of the Company. The $500,000 principal amount was converted into 736,811 shares of Common Stock. Approximately (pound)7,500,000 ($12,600,000) in cash was raised in the private placement, net of expenses, which will be used to fund the ongoing development of the Company's products and to repay the balance of the outstanding 15% Notes (see Note 5).

Concurrent with the issuance of the new shares, a substantial portion of the Company's US net operating loss carryforwards may no longer be available to offset any taxable income in future years. The Company has always recorded in its financial statements a full valuation allowance against its deferred tax assets relating to tax loss carryforwards.

REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS
THERAPEUTIC ANTIBODIES INC.

We have reviewed the condensed consolidated balance sheet of Therapeutic Antibodies Inc. and Subsidiaries at September 30, 1998 and the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three-month and nine-month periods ended September 30, 1998 and September 30, 1997. These financial statements are the responsibility of the Company's management.

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

Louisville, Kentucky
November 12, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of Therapeutic Antibodies Inc. (the "Company") should be read in conjunction with the condensed consolidated financial statements and notes thereto. Statements made in this Quarterly Report on Form 10-Q which are not historical fact are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are necessarily estimates reflecting the Company's best judgment based on current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include but are not limited to, changes in the regulation of the pharmaceutical industry, both in the United States and internationally, changes in pharmaceutical product testing or approval standards, both in the United States and internationally, competitive pressures on the pharmaceutical industry and the Company's response thereto, the results of clinical tests of the Company's products currently in development, the receipt of FDA and other regulatory approvals of the Company's products, the ability of the Company's competitors to develop and manufacture products that compete with the Company's products, the Company's ability to appropriately address the Year 2000 computer system issue, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

GENERAL

         Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. Since inception, the Company's revenues have been from licensing agreements with corporate partners, contract agreements, product sales, grant income, interest income, and insurance and value added tax recoveries. Net losses have been incurred each year since its inception and the Company expects to continue to incur operating losses during at least the next year due to continued spending on research, product development, process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. Additional financing may be necessary to fund the Company's operations until product sales are of sufficient volume to generate positive cash flows from operations. In November 1998, the Company completed a US$19.5 million capital refinancing, which included a private placement of the Company's Common Stock, the issuance of shares of the Company's Series A Preferred Stock and the subsequent conversion of those shares into Common Stock, and the conversion of certain loan notes into Common Stock. See "Liquidity and Capital Resources."

         The Company conducts its operations from its headquarters in the United States and through subsidiaries located in the United Kingdom and Australia.


RESULTS OF OPERATIONS


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         The Company's total revenues for the third quarter of 1998 increased by 210% to $1,240,000 from $400,000 for the same period in 1997 due primarily to increases in licensing revenue and in sales and contract revenue. Licensing revenue for the quarter ended September 30, 1998 consisted of a $1,000,000 milestone payment received under an agreement with Altana, Inc. triggered by the FDA's acceptance of the Company's licensing applications for its CroTAb(R) product. See "Liquidity and Capital Resources." Sales and contract revenue increased 58% during the three months ended September 30, 1998 to $174,000 from $111,000 during the same period in 1997 due to increased sales of ViperaTAb(R). Interest income during the third quarter of 1998 was $26,000, a decrease of 89% from $245,000 in the third quarter of 1997 reflecting lower cash reserves in 1998.

         Total expenses for the quarter ended September 30, 1998 decreased by 7% to $4,447,000 from $4,806,000 for the same period in 1997 due to the Company's cost cutting measures, particularly in the areas of research and development and general and administrative expenses. Research and development expenses during the same periods decreased by 8% to $2,544,000 from $2,776,000 due to discontinuation of certain research and clinical projects that were determined not to meet the Company's goal of near-term commercial success.

         General and administrative expenses for the quarter ended September 30, 1998 decreased by 11% to $795,000 from $890,000 for the quarter ended September 30, 1997. This decrease reflects the Company's efforts to reduce costs. In addition, certain positions in the corporate office were vacant in 1998 causing further reductions in costs.

         Marketing and distribution expenses increased for the three months ended September 30, 1998 by 32% to $184,000 from $140,000 for the three months ended September 30, 1997, reflecting increased market research and product distribution activity as a result of higher product sales.

         Depreciation and amortization expense for the quarter ended September 30, 1998 decreased by 16% to $390,000 from $465,000 for the quarter ended September 30, 1997.

         Interest expense in the three months ending September 30, 1998, increased by 78% to $481,000 from $270,000 in the three months ending September 30, 1997 due to issuance of $4,025,000 principal amount of the Company's 15% Subordinated Promissory Notes (the "15% Notes") in the third quarter of 1998.

         The Company's net loss for the quarter ended September 30, 1998, was $3,206,000 compared to a net loss of $4,406,000 for the quarter ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         The Company's revenues for the first nine months of 1998 increased by 185% to $3,484,000 from $1,222,000 for the same period of 1997. The increase in revenues in the first nine months of 1998 is attributable to increases in licensing fees and product sales. These increases were partially offset by a decrease in interest income to $170,000 in the first nine months of 1998 from $733,000 in the first nine months of 1997. The Company received milestone payments totaling $1,000,000 in the first nine months of 1998 from G. D. Searle & Co. for the signing of a research collaboration agreement. The Company also received milestone payments of $1,500,000 in the first nine months of 1998 for the submission and acceptance of its Product License Application and Establishment License Application for the Company's North American snake antivenom, CroTAb(R), to the United States Food and Drug Administration. Sales and contract revenue increased 101% to $664,000 for the nine months ended September 30, 1998 from $330,000 for the nine months ended September 30, 1997. This increase resulted from higher 1998 sales of EchiTAb(TM) in Nigeria and ViperaTAb(R) in Scandinavia.

         Total expenses for the nine months ended September 30, 1998 remained relatively unchanged compared to the same period in 1997. In the first quarter of 1998, management implemented a plan to conserve cash and to streamline and sharpen the focus of the Company's research and development efforts. Research and development expenses, the largest component of the Company's expenses, decreased only slightly in the first nine months of 1998 as compared to the first nine months of 1997, but have begun to decrease more sharply in recent months. Research and development costs are related to manufacturing the Company's products for clinical trials, conducting clinical trials and ensuring that the necessary quality control and assurance procedures are in place, as well as costs associated with regulatory compliance.

         General and administrative expenses for the first nine months of 1998 increased by 12% to $2,818,000 from $2,520,000 for the first nine months of 1997. This increase relates to one-time staffing costs incurred in early 1998 and the development of a new information systems department in 1998.

         Marketing and distribution expenses increased by 15% to $443,000 in the first nine months of 1998 from $386,000 in the first nine months of 1997, reflecting increased market research and distribution activity related to higher product sales.

         Interest expense in the nine months ending September 30, 1998, increased by 18% to $951,000 from $805,000 in the first nine months of 1997 due to issuance of the Company's 15% Notes in the third quarter of 1998.

         In the nine months ended September 30, 1998, the Company recorded foreign currency gains of $13,000. In the nine months ended September 30, 1997, the Company recorded foreign currency losses of $961,000. These gains and losses were the result of changes in the UK and Australian exchange rates from December 31, 1997 to September 30, 1998 on the Company's holdings of cash in British pounds sterling and Australian dollars.

         The Company's net loss for the nine months ended September 30, 1998 decreased 20% to $10.4 million compared to a net loss of $13.0 million for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, for product research and development activities, for clinical testing and to meet the Company's overall increased working capital requirements. Although revenue from initial product sales has increased, management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Future capital requirements will depend on numerous factors, including the progress of its research programs and clinical trials, the development of regulatory submissions, the commercial viability of the Company's products, the development of sales, distribution and marketing capabilities, and the terms of any new licensing arrangements. Funds for the Company's operating and capital requirements historically have been provided by the sale of equity and debt and from collaboration agreements and other financing arrangements. With the arrival of Dr. Andrew Heath as Chief Executive Officer in early 1998, management began to implement measures to conserve cash resources while at the same time sustaining the progress of clinical trials for products with the greatest likelihood of near-term commercial success. In November 1998, additional financing was secured to allow the Company to fund operations for an additional 18 months. The terms of the additional financing are described below.

         At September 30, 1998, the Company had cash and cash equivalents totaling $2,027,000. The Company's net cash used in operating activities during the nine months ended September 30, 1998, totaled $9,198,000, a decrease of 15% from the nine months ended September 30, 1997. Capital expenditures decreased 28% to $705,000 in the first nine months of 1998 from $975,000 in the first nine months of 1997. The Company anticipates that total capital expenditures for 1998 will be approximately $1,300,000. During the remainder of 1998, the Company intends to replace certain equipment at its production facilities in Wales to attain greater efficiencies in the production process.

         During the third quarter of 1998 the Company received a milestone payment of $1,000,000 from Altana, Inc. upon the United States Food and Drug Administration's ("FDA") acceptance of filing of the Company's Product License Application and Establishment License Application for the Company's North American antivenom, CroTAb(R). The Company received $500,000 during the second quarter of 1998 for the submission of the Company's Product License Application and Establishment License Application for CroTAb(R). The Company is entitled to receive additional payments under the agreement based on achievement of certain milestones relating to CroTAb(R) and the Company's DigiTAb(R) and TriTAb(R) products, culminating with FDA approvals of these product lines. In addition, the Company will receive bonus payments tied to the first three years of each product's sales.

         In May of 1998, the Company entered into an agreement with G. D. Searle & Co. ("Searle") for the identification, development and commercialization of a new antibody based drug specified by Searle. Searle forecasts it will pay the Company up to $8,000,000 under the agreement for research and development and product supplies based on achieving certain milestones. The Company received a milestone payment of $1,000,000 upon execution of the agreement in May 1998. The Company anticipates continuing to use these milestone payments from Altana and Searle to reduce financing costs until product sales generate sufficient cash flows.

         In April 1998, the Company received a loan of $162,000 from the Department of Primary Industries and Resources of the South Australian Government. The loan is for the construction of transportable buildings at the Company's Australian location. The interest rate on the loan is currently 6.5% annually and is variable at the discretion of the Minister for Primary Industries. Principal on the loan is payable in 20 equal semi-annual installments, together with interest accrued thereon, beginning October 1998 through April 2008.

         In June 1998, the Company received the final installment on a loan from the Department of Industry and Trade ("DIT") of the South Australian Government. In April, 1996, the DIT agreed to loan the Company up to $62,000 based upon the number of local citizens employed by the Company through April 1998. Borrowing on the loan totaled $50,000 at September 30, 1998. The loan is provided interest-free and is due in full on April 29, 2006.

         At September 30, 1998, the Company had raised $4,025,000 in a private placement of 15% Notes. The 15% Notes mature in the fourth quarter of 1998 and interest is payable quarterly. Warrants to purchase 25,000 shares of the Company's Common Stock were issued to each purchaser of $250,000 principal amount of 15% Notes. Holders of $2,375,000 of the 15% Notes elected to convert principal plus accrued interest of $107,000 into 3,658,058 shares of the Company's Common Stock as part of the refinancing plan. A portion of the proceeds of the Company's November 1998 refinancing will be used to repay the outstanding balance of the 15% Notes at or before maturity.

         In September 1998, the Company issued 100 shares of its Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") receiving total proceeds of $2,000,000. In November 1998, the holders of the Series A Preferred Stock elected to convert all outstanding shares of the Series A Preferred Stock and $32,876 of accrued dividends into 2,995,692 shares of the Company's Common Stock.

         Subsequent to the third quarter on November 9, 1998, the Company completed an (pound)11,500,000 ($19,500,000) capital refinancing involving the issuance of 28,690,561 new shares of the Company's Common Stock on the London Stock Exchange at 40 pence ($.68) per share. The effects of those additional shares on basic and diluted earnings per share have not been included in the condensed consolidated statements of operations included elsewhere in this report. The refinancing included the private placement of 21,300,000 new shares of Common Stock. It also included the conversion of all outstanding shares of Series A Convertible Redeemable Preferred Stock issued by the Company in September 1998 and (pound)1,700,000 ($2,900,000) principal and interest amount of certain loan notes into a total of 7,390,561 shares of Common Stock. Included in the loans converted was $500,000 principal amount of an outstanding $750,000
Note issued in 1996 from an officer of the Company. The $500,000 principal amount was converted into 736,811 shares of Common Stock. Approximately (pound)7,500,000 ($12,600,000) in cash was raised in the private placement, net of expenses, which will be used to fund the ongoing development of the Company's products and to repay the balance of the outstanding 15% Notes.


YEAR 2000 READINESS

General

         The Company utilizes management information systems and software technology that may be affected by Year 2000 issues. During 1998, the Company implemented a plan ("the Y2K project") to ensure that its systems would be Year 2000 compliant. The Y2K project is addressing the issue of Programmable Logic Controllers (PLC) and computer programs being able to distinguish between dates in the 20th century and dates in the 21st century. The Y2K project is expected to make all of the Company's business systems Year 2000 compliant, or they will be retired.

Y2K Project

         Therapeutic Antibodies' Y2K project is divided into five phases. The project phases are: 1) compile an inventory of all equipment; 2) assign priorities to the equipment identified as being at risk for Year 2000; 3) assess the Year 2000 compliance of items identified as being significant to the operational activities of the Company; 4) repair or replace material items that are determined not to be Year 2000 compliant; and 5) test and validate material items. A task force has been established to carry out these tasks which includes subgroups at each of the Company's four locations, Nashville, USA; Adelaide, Australia; London, UK; and Llandysul, UK.

         As of September 30, 1998, the Company had completed the inventory and priority assignment phases (phases 1 and 2) for each location.

         The assessment of Year 2000 compliance (phase 3) includes the identification and prioritization of critical external suppliers. The Company will undertake a detailed evaluation of critical suppliers by communicating with them about their commitment, plans and progress in addressing their Year 2000 issues. Detailed plans for this evaluation of material items and suppliers are in place and have been initiated. Based on the results of these evaluations the Company will develop contingency plans in the first quarter of 1999. Phase 3 is due for completion by mid-1999.

         Phase 4, the repair and replacement of equipment and application software that is not Year 2000 compliant, includes conversion, where available from the supplier, or replacement. The testing phase will be undertaken as the hardware and software is converted or replaced.

         As of September 30, 1998, the Y2K task force had identified the Accounting software used in Australia as not being Year 2000 compliant. The software vendor has scheduled release of an upgrade that will be Year 2000 compliant during the first quarter of 1999. In addition, TAb has identified a possible risk to Year 2000 compliance posed by some of the PLC or embedded systems controlling the Air Handling units at each of the production sites (Wales and Australia). The extent of this risk and the optimal solution are currently being researched.

         All phases of the Y2K project are expected to be complete before the end of 1999. The phases are concurrent rather than consecutive; therefore, more than one phase may be in progress at the same time.

Costs

         The total estimated cost associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The total capital cost is estimated to be no more than $150,000. This figure will depend on the cost of the replacements needed after completion of the assessment phase of the Y2K project. The total operating cost attributable to staff time and effort devoted to the Y2K project to date is $30,000. The estimated future operating cost of completing the project is $60,000.

Risks

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of normal business activities or operations. Due to the inherent uncertainty when dealing with the Year 2000 issues, and from the uncertainty of the Year 2000 readiness of suppliers, the Company is unable at this time to determine whether or not any Year 2000 failures will have a material effect on the Company, its operations or its financial condition. This Year 2000 project is expected to significantly reduce the level of uncertainty about any Year 2000 problem posed to the Company by its compliance, or by the compliance of its material suppliers. The Company believes that with the implementation and completion of its Year 2000 project as scheduled the possibility of significant interruptions of normal operations should be minimal.


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

                                     PART II
                                OTHER INFORMATION



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 30, 1998, a former director of the Company exercised outstanding employee stock options to purchase 197,500 shares of the Company's Common Stock. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The options provided for an exercise price of $1.25 per share, which exercise price was paid by the tender to the Company of 104,167 outstanding shares of Common Stock held by the former director. The Company received no cash proceeds from such exercise.

         Between June and August 1998, the Company issued to investors $4,025,000 aggregate principal amount of its 15% Subordinated Promissory Notes (the "15% Notes"). The 15% Notes were issued solely to accredited investors in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act. The notes bear interest at an annual rate of 15% and mature at December 31, 1998. Warrants to purchase 25,000 shares of the Company's Common Stock were issued to each purchaser of $250,000 principal amount of 15% Notes. Holders of $2,375,000 principal amount of the 15% Notes elected to convert their notes, plus accrued interest of $107,000, into an aggregate of 3,658,058 shares of Common Stock in the Company's November 1998 refinancing described elsewhere in this report. The shares of Common Stock issued to holders of the 15% Notes in the November 1998 refinancing were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Cash proceeds from the sale of the 15% Notes were used for working capital purposes.

         On September 28, 1998, the Company's Board of Directors approved the designation of a new series of preferred stock, which was designated as Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). On September 30, 1998, the Company sold 100 shares of the Series A Preferred Stock to an investor at a purchase price of $20,000 per share. The shares were issued to a non-United States person in an "offshore transaction" pursuant to the requirements of Regulation S under the Securities Act. Cash proceeds from the sale of the Series A Preferred Stock were used for working capital purposes. In November 1998, the investor elected to convert all outstanding shares of the Series A Preferred Stock into 2,995,692 shares of Common Stock in connection with the November 1998 refinancing. As of November 14, 1998, there were no shares of Series A Preferred Stock outstanding and the Company had no plans to issue any additional shares of Series A Preferred Stock.

         The principal rights of the Series A Preferred Stock as contained in the Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 28, 1998, are summarized as follows. The holders of Series A Preferred Stock are entitled to dividends at the rate of 15% per annum payable annually. Dividends are cumulative and accrue cumulatively, whether or not declared, from and after the date of the original issuance of such stock. In the event any shares of Series A Preferred Stock remain outstanding after the date that is 90 days from the date of issuance of such shares, then the rate at which dividends accrue shall increase by 1% per month for each month such shares remain outstanding, up to a maximum dividend rate of 30% per annum. In the event that there are accrued but unpaid dividends on any shares of Series A Preferred Stock, no dividends may be declared or paid upon any share of any other class of stock of the Company. In the event of the liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock are entitled to a preferential distribution equal to $20,000 per share plus the amount of any accrued but unpaid dividends.

         The holders of Series A Preferred Stock are not entitled to vote on any matter submitted to a vote of stockholders, except as required by law and except with respect to changes in the capital stock of the Company, the dissolution, liquidation or winding up of the Company or the merger or sale of substantially all of the assets of the Company. The holders of Series A Preferred Stock are entitled to convert all or any portion of their shares into shares of Common Stock at any time prior to redemption. The price at which the shares may be converted shall be the lower of the price at which the Company's Common Stock is traded on the London Stock Exchange or the price at which the Company sells shares of Common Stock in any placement consummated after the date of issuance of the Series A Preferred Stock. The Company is required to redeem all outstanding shares of Series A Preferred Stock upon the earliest to occur of the date that is 90 days from the date of issuance or the closing of the Company's issuance of any debt or equity securities after the Closing Date, for an amount equal to $20,000 per share plus accrued but unpaid dividends on such shares.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits.

Exhibit
Number            Description of Exhibits
------            -----------------------

3.1 Amended and Restated Certificate of Incorporation of Therapeutic Antibodies Inc., filed July 15, 1996. (1)

3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed May 13, 1998. (2)

3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed November 6, 1998. *

3.4      Amended and Restated Bylaws of Therapeutic Antibodies Inc. (1)

4.1 Certificate of Designation of Rights and Preferences of Series A Convertible Redeemable Preferred Stock, filed September 28, 1998. *

27       Financial Data Schedule (SEC use only)

---------------------
(1) Incorporated by reference to appendices filed with the Company's Proxy Statement on Schedule 14A relating to the Special Meeting of Shareholders held on July 5, 1996.
(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998.

* Filed herewith.

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on July 2, 1998 relating to the completion of a private placement of the Company's 15% Notes on June 29, 1998 and the announcement of a new development strategy for its CytoTAb(R) product. On September 8,

         1998, the Company filed a Current Report on Form 8-K relating to the Company's announcement, on September 1, 1998, of the appointment of Stuart M. Wallis as the Company's new Chairman of the Board of Directors and a restructuring of the Board of Directors.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.








Date:     November 14, 1998              /s/ Andrew J. Heath
                                         --------------------------------------
                                         Andrew J. Heath
                                         Chief Executive Officer
                                         (interim financial officer)