Form 10-K
period 1998-12-31
THERAPEUTIC ANTIBODIES INC /DE
filed 1999-03-31
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from ________ to ________

                          COMMISSION FILE NO.: 0-25978

                           THERAPEUTIC ANTIBODIES INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                  62-1212485
-------------------------------------    ---------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


      1207 17TH AVENUE SOUTH, SUITE 103
           NASHVILLE, TENNESSEE                                 37212
--------------------------------------------            ---------------------
  (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (615) 327-1027

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
      Title of Each Class                        on Which Registered
             NONE                                        NONE
--------------------------------        -------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES    [X]             NO   [  ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [ ]

                  The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on March 26, 1999 ($.91 per share) was $42,581,409. As of March 26, 1999, the registrant had outstanding 52,057,219 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1999. Certain exhibits listed in Part IV hereof are incorporated by reference to the following documents previously filed by the Registrant with the
Commission: Registration Statement on Form 10, filed on May 1, 1995; Quarterly Report on Form 10-Q for the period ended September 30, 1995; Quarterly Report on Form 10-Q for the period ended March 31, 1996; Quarterly Report on Form 10-Q for the period ended June 30, 1996; Quarterly Report on Form 10-Q for the period ended September 30, 1996; Proxy Statement relating to the Special Meeting of Shareholders held on July 5, 1996; Annual Report on Form 10-K for the fiscal year ended December 31, 1996; Quarterly Report on Form 10-Q for the period ended March 31, 1997; Annual Report on Form 10-K for the fiscal year ended December 31, 1997; Form 10-Q for the period ended June 30, 1998; Form 10-Q for the period ended September 30, 1998; Proxy Statement relating to the Special Meeting of Shareholders held on November 6, 1998.

                                     PART I

ITEM 1.           BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

                  Therapeutic Antibodies Inc. (the "Company") is a development stage biopharmaceutical company specializing in the preparation of polyclonal antibodies for the treatment of disease and life threatening conditions for which satisfactory therapies have, generally, not previously existed. The Company has developed systems for the production and purification of polyclonal antibody products. The Company has its headquarters in Nashville, Tennessee, and has operations in the United States, the United Kingdom, and Australia.

                  The Company was incorporated in Delaware in 1984. Its executive offices are located in Nashville, Tennessee, in the vicinity of the Vanderbilt University Medical Center. Research, production and testing operations are conducted through the Company's subsidiaries. The Company operates its research and development laboratories through Therapeutic Antibodies UK Ltd ("TAb UK"), at the facilities of The Medical College of St. Bartholomew's Hospital in London. The Company's antibody production operations are located in both Llandysul, Wales and Adelaide, Australia. These operations are conducted through the Company's subsidiaries, TAb UK and Therapeutic Antibodies Australasia Pty Ltd. ("TAb Australasia"). See "Item 2. Properties." The Company has affiliated itself with scientists at academic institutions in the United States and Europe to assist in the research, testing and development of new antibody products. See "Item 1. Business-Principal Licensing and Other Collaborative Arrangements."

                  The Company has developed systems for the production and purification of a new generation of polyclonal antibodies that management believes can produce suitable therapies for neutralizing a variety of toxins, including certain venoms, cytokines and drugs. Some of the Company's innovations include the preparation of unique immunogens, the purification of specific antibodies and the digestion of antibodies into fragments. Management believes that these capabilities enable the Company to produce a broad range of specific antibodies that are safer and more effective than the antibody products currently available. The Company's antibody products are in various stages of development, ranging from pre-clinical testing to commercial distribution.

                  During 1998, the Company underwent a period of restructuring following a strategic review of its business. In March 1998, Dr. Andrew Heath joined the Company as Chief Executive Officer and Vice Chairman. Dr. Heath has significant commercial experience in the pharmaceutical industry, with previous positions at Glaxo plc and Astra AB. In September 1998, Stuart M. Wallis was appointed as non-executive Chairman of the Board. Mr. Wallis has held a number of senior management and board positions in the automotive, publishing, packaging and pharmaceutical industries and served as the chief executive officer of the pharmaceutical group, Fisons, from 1994 to 1995.

Mr. Wallis' appointment coincided with the restructuring of the Company's Board of Directors.

                  The Company completed a strategic review of its product development, research and other activities in 1998. This review has resulted in a more focused product portfolio. Through its previous research and development and associated investment, the Company has developed a highly flexible technology platform and advanced production facilities which have together been used to develop a range of products. In the near term, Therapeutic Antibodies' resources are primarily focused on CroTAb(R), the Company's crotalid antivenom product, which the Directors expect to be marketed in 1999, and DigiTAb(R), the Company's digoxin antidote, which the Directors expect to begin marketing in the United States in 2000. In the mid-term, the Directors anticipate the launch of TriTAb(R), an antidote to tricyclic anti-depressant toxicity, and CytoTAb(R), the Company's anti-TNF(alpha) antibody, for the first of several indications.

                  Focusing on Therapeutic Antibodies' development program has led to the cessation of some basic research activities and certain clinical trial programs including research into the application of CytoTAb(R) to treat the symptoms of sepsis syndrome. The Phase IIb clinical trial of CytoTAb(R) in sepsis syndrome was discontinued because of the Directors' perception of the commercial risk which it posed to the Company. Over the last few years, and in particular since the Company's 1996 initial public offering on the London Stock Exchange (the "IPO"), there have been several notable failures by other companies of products designed to treat sepsis syndrome. As a result, major pharmaceutical companies have become reluctant to enter into licensing and marketing agreements in this area without pivotal clinical trial data proving efficacy. Providing this efficacy data would require a very substantial financial investment by the Company in a large scale Phase III clinical trial. The Board concluded that continuing to pursue this particular application of CytoTAb(R) did not represent an appropriate use of the Company's capital at this stage of the Company's development and therefore discontinued the trial. Therapeutic Antibodies would welcome a collaboration agreement in relation to the application of CytoTAb(R) to sepsis syndrome if a major pharmaceutical company was prepared to fund further trials, although there are none in contemplation at present, and the Company is not actively seeking such an agreement.

                  Through the sepsis studies and other trials, the Company has developed a significant understanding of the efficacy of CytoTAb(R) in neutralizing TNF(alpha). This has enabled the Company to explore applications of CytoTAb(R) in relation to other indications including Crohn's disease, bypass surgery, and cerebral malaria. Each of these indications is described in greater detail under "Item 1. Business - Products." The Directors believe that research and development efforts in these indications are a more appropriate use of the Company's resources. Clinical trial results in initial studies should be available relatively quickly since it is anticipated that small numbers of patients will be required to provide proof of concept because the patient populations are relatively homogenous and the onset of elevated concentrations of TNF(alpha) can be readily predicted.

                  The Directors intend to continue to pursue the Company's remaining development programs, with emphasis being given to bringing CroTAb(R), DigiTAb(R), and TriTAb(R) to market as rapidly as possible.

THE INDUSTRY

                  The biotechnology/biopharmaceutical industry is considered a segment of the pharmaceutical industry. Management believes that advances in biotechnology research will contribute to the development of new pharmaceutical products. In the past decade, medicine has benefited from advances in immunology through the use of antibodies for diagnostic purposes and to detect the presence of a variety of substances in the body. Antibodies are used for diagnostic purposes to measure various hormones, cancer markers, drugs and other materials in patient blood samples.

                  In addition to diagnostic applications, research has begun to focus on the therapeutic applications of antibodies, which can be used for the treatment of numerous toxic conditions including envenomation, drug overdose and infectious disease. Although one of the Company's subsidiaries produces and sells small amounts of animal antisera that is used for diagnostic purposes, the Company's primary focus is on the production of antibodies for therapeutic purposes.

TECHNOLOGY AND PRODUCTION

                  The human immune system is part of the body's protection against invasion by infectious agents such as viruses, bacteria and parasites. It acts in two main ways, through white blood cells and antibodies. White blood cells engulf and digest organisms and other microscopic enemies of the body. Antibodies, which are a class of protein, act by binding to part of the target molecule referred to as the antigen or epitope. The reaction is highly specific to a particular combination of epitope and antibody, often likened to a lock and key. A large target molecule may present a number of different epitopes. Antibodies are specific to each different epitope and the binding of an antibody to one or more epitopes can neutralize the biological activity of that molecule, including its function, dysfunction or toxic activity.

                  Manipulation of the immune system for therapeutic purposes has been practiced for more than two centuries, for example against smallpox, diphtheria and tetanus. This has been accomplished by the current widely practiced method of vaccination, also referred to as "active immunization." Alternatively, in passive immunization, antibodies produced by active immunization of an animal with the target molecule are subsequently injected into humans.

                  There are two general classes of antibodies for use as therapeutic agents. The first, at the heart of Therapeutic Antibodies' technology, is polyclonal antibodies, which contain a variety of antibodies directed to different epitopes on the target molecule. The second type, monoclonal antibodies, consists of a population of identical antibodies all directed to a single epitope.

                  The Directors believe that the combination of the following factors differentiates Therapeutic Antibodies from its competitors:


                  - the use of polyclonal antibodies;

                  - the production of purified specific fragments of polyclonal antibodies; and

                  - production systems common among the Company's existing and proposed products.

                  These factors are described in more detail in the following sections.

         POLYCLONAL ANTIBODIES

                  The Directors have focused Therapeutic Antibodies' development resources on polyclonal antibodies. These may be effective for several therapeutic applications in humans, where the Directors believe that many clinically significant target molecules have multiple epitopes and are therefore better treated by polyclonal antibodies.

                  Unlike Therapeutic Antibodies, most immunotherapy companies in recent years have focused on monoclonal antibodies. The Directors believe that the advantages of processed and purified polyclonal antibodies over monoclonals are that polyclonals:

                  - bind multiple sites, resulting in more effective
                    neutralization of toxic molecules;

                  - usually bind more strongly;

                  - are often more robust and can generally better withstand the fragmentation and purification process; and

                  - can be developed at less expense using a common technology.

         ANTIBODY FRAGMENTS

                  An antibody can be divided into two identical components known as antibody binding Fab fragments and an additional Fc fragment. Each Fab fragment has a binding site which attaches to a specific epitope on the target molecule in order to neutralize its toxic effects. The Fc fragment is potentially harmful and can cause hypersensitivity and other adverse effects. The Company's technology allows for this harmful Fc fragment to be removed and discarded.

                  Any foreign protein, including an antibody of animal origin, will induce an immune response if injected into a patient. Life threatening acute reactions and delayed serum sickness were common when passive immunization was first introduced at the end of the last century for the treatment of diphtheria and tetanus. This was due to the large volume of unprocessed equine serum contained in the treatment. The incidence and severity of side-effects were reduced by separating antibodies from most of the contaminating proteins. Because of its smaller size and purity, the Fab fragment is less immunogenic and less likely to form immune complexes, thereby significantly reducing the incidence of serum sickness.

                  Therapeutic Antibodies uses papain, a cleavage enzyme, to split an antibody into its three components. Therapeutic Antibodies separates and discards the potentially harmful Fc fragment and retains the two beneficial Fab fragments, unimpaired in their ability to bind and neutralize the target molecule. Their small size ensures that the Fab fragment products are rapidly and evenly distributed throughout the body. This means that, following injection, they quickly reach the various tissues where a target molecule may be causing toxic effects. The small size of Fab fragments means that once they have bound to the target molecule they can be excreted by the kidneys.

         COMMON PRODUCTION PROCESS

                  All of Therapeutic Antibodies' products are prepared using a very similar series of manufacturing steps. The Directors believe this common production platform simplifies the development process and the obtaining of regulatory approval.

                  Products for preclinical and clinical trials are prepared in Therapeutic Antibodies' production site in Wales. The Welsh facility includes a 20,000 square foot manufacturing plant. This plant has been inspected by the United States Food and Drug Administration (the "FDA") as part of the process of obtaining approval for the manufacture of CroTAb(R). Therapeutic Antibodies' Australian facilities have serum processing capability and currently provide antisera to the manufacturing plant in Wales. The facilities in Australia have been licensed by the Australian Therapeutic Goods Administration, the Australian national regulatory authority.

                  Therapeutic Antibodies' production process has been developed and refined over a number of years. This technical know-how remains confidential and represents a significant commercial asset of the Company. In general terms it can be separated into three stages:

                  - the creation of product specific immunogens. These, together with the immunization techniques developed by Therapeutic Antibodies, ensure high yields of antibodies. Once suitable levels of circulating high affinity antibodies have been obtained, collection of antisera commences on a regular basis;

                  - the removal of unwanted serum proteins and the subsequent enzymatic cleavage with papain to produce Fab fragments of the remaining antibodies; and

                  - the use of chromatography to select Fab fragments specific to the target molecule, thus minimizing the amount of foreign protein present in the drug.

                  The Company has selected sheep as its source of polyclonal antibodies. Sheep antibody based products have a proven safety record when used therapeutically in patients with limited adverse effects resulting from immunogenicity and allergenicity. Therapeutic Antibodies supplies all of the antisera required for the production of its antibody products from its own flocks of sheep. All animal handling procedures are subject to stringent regulations with which the Company complies, including the Animals (Scientific Procedures) Act 1986 in the United Kingdom and those stipulated by Ethical Committees in Australia. Since the IPO, Therapeutic Antibodies has substantially increased its sheep farming production capacity in Australia and the Directors are ceasing the use of flocks raised in Wales.

PRODUCTS

                  The Company has chosen to focus on a few key products within each product development program as discussed in more detail below. Each product is described by its principal use and geographic area, estimated annual incidence of the relevant indication, stage of development, i.e., whether in progress or launched, and licensing arrangements. For financial information about foreign and domestic operations and export sales, see Note 11 to the financial statements included herein at Item 8.

                  CROTAB(R)

                  CroTAb(R) is the Company's product for the treatment of bites from North American crotalids (such as the rattlesnake). Clinical trials of CroTAb(R) were completed in 1997 and the Company submitted its FDA Product License Application ("PLA") and FDA Establishment License Application ("ELA") to the FDA in April 1998. In June 1998, the FDA accepted the applications for filing and the product will receive a standard twelve month review by the FDA. Consequently, the Directors believe that this product should be approved for sales in mid-1999. Pursuant to an agreement (the "Altana Agreement") with Altana Inc. ("Altana"), Altana will distribute this product within the United States, primarily to hospital emergency rooms. See "Item 1. Business-Principal Licensing and Other Collaboration Agreements." In 1994, CroTAb(R) was granted orphan drug status by the FDA and will therefore receive seven years of marketing exclusivity if the PLA is approved.

                  Based on preclinical tests conducted on behalf of the Company at the University of Arizona, CroTAb(R) has been shown to be, on average, over five times more potent on a weight for weight basis than the existing commercially available equine derived antivenom. Although the Company has commenced but not completed comparative clinical studies of CroTAb(R) with the marketed product, the Directors believe that the safety profile will be seen as superior to the existing antivenom, which has a relatively high incidence of serious side-effects.

                  DIGITAB(R)

                  Therapeutic Antibodies has developed DigiTAb(R) for treating digoxin intoxication. Digoxin is a prescription drug which is used to treat certain cardiac conditions on a long term support basis. It is the most commonly prescribed form of digitalis which has been in use worldwide for many years. However, digoxin has a narrow therapeutic range and can cause life-threatening toxicity as a result of both acute overdose and chronic poisoning when taken in excess. The Directors estimate that 7,500 cases of digoxin toxicity occur annually in the United States and Europe with the majority in the United States.

                  In 1986, Glaxo Wellcome plc, a major multinational pharmaceutical company, introduced in the United States a specific sheep-derived polyclonal antibody product, Digibind(R), to treat life-threatening digoxin intoxication. DigiTAb(R) will therefore be competing directly with a similar established product in this market.

                  Therapeutic Antibodies completed enrollment for the pivotal clinical study for DigiTAb(R) in December 1997, in which normal volunteers compared DigiTAb(R) to Digibind(R). The data from this study, in conjunction with data obtained from an ongoing study of DigiTAb(R) in overdose patients in the United States and Europe, is expected to be submitted to the FDA in a PLA by mid-1999. This product will be marketed in the United States under the Altana Agreement. See "Item 1. Business - Principal Licensing and Other Collaborative Arrangements."

                  TRITAB(R)

                  Therapeutic Antibodies is developing TriTAb(R) to treat tricyclic antidepressant ("TCA") toxicity. TCAs are a family of structurally related compounds used in the treatment of severe clinical depression and are one of the main causes of poisoning by drug overdose in the United States and Europe. Despite the introduction of safer non-TCA antidepressant drugs, TCAs, as a group, continue to hold a large share of the antidepressant market. TCAs are typically generic, and their patents have expired. For this reason, the Directors believe that TCAs are likely to remain in use for some time.

                  The number of TCA poisoning cases in the United States and Europe is estimated to be approximately 60,000 per year. The most severe side effects of TCAs affect the heart, necessitating prolonged intensive care treatment, and can ultimately be fatal. At present, no specific antidote for TCA poisoning is available.

                  On the basis that preclinical tests demonstrated TriTAb(R) to be effective in reversing TCA toxicity, a Phase I/II clinical study was initiated under an Investigator IND by Dr. Richard Dart of the Rocky Mountain Poison and Drug Center. The first overdose patient in this pilot study was treated in June 1998 and patient enrollment continues. The results of this study are expected to be announced by mid-1999. The Company plans to submit an IND to the FDA and expects to commence a Phase II/III clinical study in overdose patients by the end of 1999. This product will also be marketed in the United States under the Altana Agreement and will be detailed to hospital emergency rooms. The Directors are not aware of any other competitive commercial efforts in this field.

                  CYTOTAB(R)

         The body's inflammatory response to trauma, certain infections and disorders often involves the release of high levels of cytokines, such as tumor necrosis factor alpha ("TNF(alpha)"), which themselves may have serious or even life-threatening effects. Therapeutic Antibodies' CytoTAb(R) product is designed to neutralize the effects of TNF(alpha). Management believes CytoTAb(R) is an extremely beneficial drug that can be used to treat or prevent a number of indications, and has elected to focus the Company's current research and development efforts on the following disorders:

                  - CROHN'S DISEASE -- The Company is currently enrolling
                    patients into Phase I/II study of CytoTAb(R) in Crohn's disease. The symptoms of this disease include abdominal pain, frequent and protracted diarrhea, fever, malaise, chronic fatigue and signs and symptoms of nutritional deficiency. It is estimated that there are at least 400,000 people with this disease in the United States and Europe. The relationship of TNF(alpha) to the clinical complications of this disease has recently been recognized with the FDA's approval of Centocor Inc.'s product Remicade(R). This product is a monoclonal antibody and was recommended by the FDA to be restricted initially to short term use only. The Directors believe that CytoTAb(R) may have favorable kinetics, with rapid onset of action and a similar safety profile. The Company commenced enrollment in this study in January 1999 and three patients have been enrolled to date.

                  - CEREBRAL MALARIA--Severe cerebral malaria is associated
                    with mortality and elevated concentrations of TNF(alpha). Therapeutic Antibodies is investigating the use of CytoTAb(R) in mitigating the morbidity and mortality and the possible complications of treating cerebral malaria. In June 1997, Therapeutic Antibodies completed its Phase I study conducted in 28 severely ill patients suffering from malaria. This study met its objectives and demonstrated a reduction in the levels of TNF(alpha). In early 1998, the Company launched an expanded 100 patient Phase II clinical trial in Thailand. Enrollment was completed in September 1998 and the results of this study are expected by mid-1999.

                  - CORONARY ARTERY BYPASS GRAFT SURGERY ("CABG") -- There is
                    data to Indicate that TNF(alpha) levels in the plasma are elevated in patients undergoing cardiac surgery involving cardiopulmonary bypass. This is due to the tendency of the cardiac bypass machine to induce an inflammatory response. This response may contribute to cardiac dysfunction leading to increased post surgical morbidity and mortality. The Directors believe that CytoTAb(R) could reduce the incidence of these surgical side effects, making the procedure safer and less expensive. The Company plans to commence clinical trials in 1999. The Directors estimate that approximately 365,000 patients per year in the United States and 185,000 patients per year in Europe undergo the CABG procedure, during which cardiopulmonary bypass is required.

                  In each of these indications, patient populations are relatively homogenous and the onset of elevated concentrations of TNF(alpha) can be readily predicted. Management, therefore, anticipates that small numbers of patients will be required to provide proof of concept and that clinical trial results from initial studies in these indications could be available relatively quickly. The CytoTAb(R) pilot study to evaluate the product's use in patients who encounter acute graft versus host disease as a result of bone marrow transplants was put on hold in the fourth quarter of 1998. Further development will be dependent upon other CytoTAb(R) programs which have a greater commercial potential in the short term.

                  CytoTAb(R) has been shown to be safe and effective in neutralizing TNF(alpha) through work carried out to date by the Company. The Directors believe that the safety profile of CytoTAb(R) will be further documented from the data of the 81 patients enrolled in the Phase IIb sepsis study, which the Company elected to close in June 1998. See "Item 1. Business - Overview and Recent Developments." It is expected that the results of this study will be available in 1999 and will provide a greater understanding of the clinical effectiveness of CytoTAb(R).

                  POLONGATAB(TM)

                  PolongaTAb is an antivenom for the Sri Lankan Daboia russelli ("Russell's viper"). The pivotal clinical study for this product was completed in December 1997. Provisional registration for this product was received in March 1999 which will allow sales prior to full registration. The Company is currently working in collaboration with F.H. Faulding & Co. Limited ("F.H. Faulding") to prepare the full registration application for the approval of this product in certain Southeast Asian markets.

LAUNCHED PRODUCTS

                  VIPERATAB(R)

                  Therapeutic Antibodies produces and sells ViperaTAb(R) to treat bites from the European Vipera berus ("common adder") snake. This product is currently being sold on a named patient basis in Sweden, Norway, Finland and Denmark under an agreement with Swedish Orphan AB ("Swedish Orphan"). Furthermore, the Company supplies ViperaTAb(R) to the United States Department of Defense. ViperaTAb(R) has been shown to be over eight times more potent on a weight for weight basis than an equine-derived antivenom available in Europe. The Directors would like to extend product sales throughout the European Union and will pursue the approval process when the Company's resources permit.

                  ECHITAB(TM)

                  EchiTAb(TM) is sold by Therapeutic Antibodies as an antivenom against the West African Echis ocellatus ("carpet viper") snake. Therapeutic Antibodies has entered into an agreement with the Federal Ministry of Health on behalf of the Nigerian Government under which the Nigerian Government has contributed to the costs of development and clinical trials of EchiTAb(TM). The Company has supplied the Nigerian Government with this product since 1996.

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

                  COLLABORATIVE ARRANGEMENTS

                  The following is a summary of the Company's current agreements:

                  Altana. In October 1997, the Company signed an agreement whereby, upon receipt of regulatory approvals, Altana, the U.S. subsidiary of Altana, AG, a leading German supplier of pharmaceuticals through its Byk Gulden unit, will market and distribute three of Therapeutic Antibodies' emergency medicine products: CroTAb(R), DigiTAb(R), and TriTAb(R). Subject to FDA approval, the Directors expect that CroTAb(R) will be launched by Altana during the third quarter of 1999.

                  Under terms of the Altana Agreement, Altana will pay up to $23 million for the U.S. distribution rights to CroTAb(R), DigiTAb(R), and TriTAb(R). The Company will receive up to $10 million in payments based on the achievement of milestones culminating with FDA approvals for the product line. The Company will also receive bonus payments estimated at up to $13 million tied to the first three years of each product's sales following FDA approval. To date the Company has received $2.5 million of such payments. Revenues will be shared between the companies with the Company receiving 50 per cent of net revenues through ongoing payments for the supply of product and royalties on sales.

                  The Altana Agreement extends for five years following the first FDA approval of each product. A renewal clause calls for an additional five years if minimum sales targets are met. The Company will continue to be responsible for the clinical development, regulatory submissions, manufacturing and packaging of each product.

                  Swedish Orphan. In January 1990, the Company entered into an agreement with Swedish Orphan, a Swedish company, appointing them as exclusive sales representative to market ViperaTAb(R) in certain territories. The agreement was subsequently amended to include CroTAb(R), other antivenom products, and DigiTAb(R) and TriTAb(R). The territories are currently Sweden, Norway, Denmark and Finland. Swedish Orphan specializes in the development, regulatory handling, marketing and distribution of niche pharmaceuticals. Swedish Orphan has arranged for the Karolinska Institute to conduct clinical trials of the products, which are a pre-requisite to their registration in Scandinavia. Swedish Orphan receives a commission on sales of the products in all of the territories. The agreement will continue until December 31, 2002 and thereafter unless terminated by 120 days' notice by either party.

                  F.H. Faulding. In September 1995, the Company entered into an exclusive distribution agreement with F.H. Faulding, an Australian company, appointing F.H. Faulding to obtain registration and marketing approvals for DigiTAb(R), TriTAb(R) and PolongaTAb(R). Pursuant to this agreement F.H. Faulding will also be the exclusive distributor of these products in Australia, New Zealand, and Sri Lanka. Three other countries, India, Thailand and Indonesia, may be included later upon the agreement of the Company.

                  In October 1996, the Company signed a Clinical Trials and Registration Agreement with F.H. Faulding, to provide financial support for clinical trials and to seek registration and marketing approvals for CytoTAb(R) for treatment of cerebral malaria for Thailand and other countries in Southeast Asia. Subject to the receipt of all of the necessary approvals, F.H. Faulding has been granted an exclusive option for ninety days after issuance of such regulatory approvals to enter into a ten-year distribution and profit-sharing agreement based upon commercial terms specified in the October 1996 agreement.

                  In November 1998, the Company entered an additional agreement with F.H. Faulding to vial, lyophilise and package CroTAb(R).

                  Federal Ministry of Health of Nigeria. In August 1995, the Company entered into an agreement with the Federal Ministry of Health on behalf of the Nigerian Government under which the Nigerian Government has contributed to the costs of development and clinical trials of EchiTAb(TM).

                  ACADEMIC AND CLINICAL AFFILIATIONS

                  A proportion of the Company's research and development and product testing activities have been carried out through affiliations and consulting arrangements with clinical research organizations and scientists at academic institutions in the United Kingdom, Scandinavia and North America. Research and development and product testing have been carried out in conjunction with the St. Bartholomew's Hospital, the Karolinska Institute, the University of Arizona and Vanderbilt University Medical Center. These include arrangements in respect of preclinical and clinical research, consultancy, patents, royalties and facility leases where appropriate.

COMPETITION

                  Antivenoms. A number of organizations and companies manufacture snake antivenom throughout the world. However, management believes most are using equine-derived products based on older technology. Based on clinical results, management believes that the Company's antivenom products are, in general, safer and have greater efficacy.

                  There are two main European competitors to the Company's Vipera product. Both of the European Viper Antivenoms are equine-derived products. Management believes that the Company's product is superior, although both competing products are considerably cheaper. Notwithstanding the price differential, the Company has successfully competed with the products manufactured in Europe and has achieved an 80% marketshare.

                  Only one crotalid antivenom product is currently approved in the United States. There are frequent toxicity problems associated with that product.

                  Equine-derived antivenom products with which EchiTAb(TM) and certain other of the Company's potential antivenoms will compete are produced by, among others, Institut Pasteur and Haffkine BioPharmaceuticals.

                  Digoxin Antidote. The Company has two competitors, one of which is well-established in Europe and the other in the United States. Glaxo Wellcome plc's Digibind(R) is available in the United Kingdom and the United States and Boehringer Mannheim GmbH's Digitalis - Antidot BM(R) is available in Europe. Both of these products are Fab-based and derived from sheep polyclonal antibodies. However, Management believes that DigiTAb(R) could achieve an attractive niche position in this area.

                  Tricyclic Antidepressant Antidote. No specific tricyclic antidepressant antidote exists and management does not know of any commercially competitive activity in this area. The Company intends to apply for orphan drug status in the United States which, if granted, will provide seven years of marketing exclusivity. Furthermore, the Company has been granted a United States patent for the key immunogens, the production process, the resultant product and the use of the product to treat tricyclic antidepressant toxicity.

                  Anti-TNF(alpha).

                  Crohn's Disease. In August of 1998, the FDA approved Remicade(R), a product manufactured by Centocor for the treatment of Crohn's Disease. The Company is aware of several other companies pursing clinical development for the indication.

                  Coronary Artery Bypass Graft (CABG). The Company is not aware of any anti-TNF(alpha) product currently approved in the United States for this indication. However, the Company is aware of several companies pursuing clinical development for this indication.

INTELLECTUAL PROPERTY

                  The Company's policy is to protect and defend the intellectual property associated with its technology and products. The Company seeks patents whenever appropriate. Management also believes that sufficient steps have been taken to ensure that trade secrets such as animal husbandry techniques and processes unique to large-scale production of polyclonal antibodies are protected.

                  The Company has optimized the production and purification of polyclonal antibodies and has developed extensive proprietary knowledge in this area, combining scientific, veterinary and large-volume processing skills. The Company has applied for patents (United States, Europe, and elsewhere) and in some cases has been granted patents which include several key aspects of the relevant techniques. However, some parts of the process are non-patentable, and the Company has policies and procedures designed to protect proprietary information concerning manufacturing techniques.

                  PATENTS

                  The Company is pursuing a multinational patent strategy for the protection of intellectual property associated with its technology and products. The Company holds the following patents:

                  - European, Australian, and New Zealand patents for use of Fab fragments of anti-TNF(alpha) antibodies in medicine;

                  - United States and European patents for a method of preparing
                    Fab fragments from whole blood in a closed sterile environment;

                  - European, United Kingdom, Australian and Russian patents on the use of mixed monospecific antivenoms; and

                  - a United States patent in respect of an antidote to
                    poisoning with tricyclic antidepressants.

                  In addition, United States and European patents for use of anti-human TNF(alpha) antibodies to prevent or treat shock-related conditions arising from antilymphocyte antibody therapy were assigned to the Company by Nutrition Toxicology and Environment Research Institute Maastricht in a 1996 agreement. A confirmatory assignment is currently being arranged in order to ensure that the Company owns all the rights and to record the Company as proprietor of the patents.

                  The Company is pursuing the following patent applications:

                  - use of Fab fragments of anti-TNF(alpha) antibodies in
                    medicine (in other territories including the United States, Canada and Japan);

                  - a United States divisional for various steps in the process of production of Fab fragments;

                  - a European divisional for a method of accelerated clotting of blood in the production of polyclonal antibodies; and

                  - the use of mixed monospecific antivenoms (in other
                    territories including the United States and Japan).

                  United States applications remain confidential and are only published if a patent is granted, whereas international applications are published within 18 months even if they do not proceed to grant. In order to ensure the protection of know-how, no international equivalent of the United States application in respect of an antidote to poisoning with tricyclic antidepressants was filed.

                  There can be no assurance that the Company will receive the requested approval of the pending patent applications.

                  There are two European patents, both in the name of Rockefeller University, which may affect CytoTAb(R). Following the Company's opposition to the first of these patents and an oral hearing at the Opposition Division of the European Patent Office ("EPO"), the patent was revoked in its entirety. The decision could be appealed, but the Company intends to vigorously defend any appeal and management believes that the revocation will stand. The Company is also opposing the second Rockefeller patent on various grounds, including lack of patentability. If valid as granted, the patent could be used to attempt to limit the Company's freedom to use anti-TNF(alpha) antibodies, and therefore its ability to market CytoTAb(R). The provisional (although non-binding) opinion of the Opposition Division of the EPO is that this patent should also be revoked. The Company will continue to oppose the patents until a final decision is reached, which is expected by the end of 1999.

                  Patent rights related to those European patents referred to in the previous paragraph also exist in the United States, Canada, Australia and Japan. Management is of the opinion that, owing to the precise nature of these patent rights in Australia and the United States, commercial exploitation of CytoTAb(R) in these territories will not infringe any valid claims of these patents. The Company has itself applied for specific patents covering the use of Fab fragments of anti-TNF(alpha) antibodies, and methods for their preparation, as summarized above.

                  In March 1999, the Company's patent attorneys opined that the antilymphocyte antibody therapy United States patent can be used to prevent the use of anti-TNF(alpha) antibodies to prevent or ameliorate acute tumor lysis syndrome brought about by the administration of the monoclonal antibody rituximab. Rituximab, an anticancer treatment directed against lymphoma cells that express the CD20 tumor antigen, is licensed in Europe by the Roche Group from IDEC Pharmaceuticals ("IDEC") in the United States, where IDEC markets the product jointly with Genentech, Inc. ("Genentech").

                  In January 1999, following a routine search by its patent attorneys, the Company was alerted to a Genentech United States patent, dated August 18, 1998, with claim to "A tumor necrosis factor-alpha (TNF-alpha) antagonist comprising an antibody which neutralizes cytotoxic activity of human TNF-alpha." This patent was subsequently found to be a continuation of another Genentech United States patent which claims "A method for treatment of a graft versus host reaction which comprises administering to a patient a therapeutically effective dose of a tumor necrosis factor-alpha antagonist." The Company is currently investigating the implications of these patents. No equivalent European patents or applications have been found.

                  A European patent has recently been granted which includes claims relating to the purification of antivenoms and the resulting purified antivenoms and which, if valid, could be used to attempt to limit exploitation of the Company's antivenom products. The Company has been advised by one of its patent attorneys, Carpmaels & Ransford, that to the extent it is alleged any of the Company's mixed monospecific antivenom products fall within the scope of the claims of the patent, there are reasonable grounds to argue the claims are invalid. The Company therefore intends, if necessary, to oppose the patent. Significant validation deadlines for the patent in various European countries fell due recently and the outcomes are currently being monitored by the Company's attorneys. Initial indications suggest a varied pattern, with the patent being allowed to lapse in some territories.

                  Broadly equivalent patents to the European patent referred to in the previous paragraph have been granted in Australia and the United States but the claims of these patents are more limited than those of the European patent. Management has been advised and is confident that exploitation of the Company's antivenom products in these territories will not infringe the granted patents.

                  TRADEMARKS

                  The Company has registered the following trademarks:

                  - TAb in the United States, Canada, Australia, major European countries, and Japan;

                  - CytoTAb, DigiTAb, TriTAb, and ViperaTAb in the United States
                    and various countries worldwide; and

                  - CroTAb in the United States.

The Company has withdrawn or abandoned its attempts to register the DigiTAb mark in Australia, Canada, Denmark, and Germany in the face of oppositions or prior registrations of Digibind(R). An application for the TAb mark in the United Kingdom is pending.

MARKETING AND RESEARCH AND DEVELOPMENT STRATEGIES

                  MARKETING STRATEGY

                  Collaboration agreements between large pharmaceutical companies and biotechnology companies are common. The large pharmaceutical companies seek to in-license products which are at an advanced stage of development, providing the pharmaceutical companies with lower risk investments in the development of new pharmaceuticals and access to products outside their core area of research and development expertise. This provides a biotechnology or biopharmaceutical company, such as the Company, with a source of revenue prior to the launch of a product together with access to marketing skills and to an experienced sales force. These agreements typically include an upfront payment on signing the agreement, milestone payments on reaching defined stages in the development program, and royalties payable on sales by the marketing collaborator together with a margin on the supply of product.

                  Management intends to enter into such arrangements for most of the Company's products. The stage at which the Company will out-license will depend on balancing the market potential of the product with the costs and risks associated with the continuing development program. Except in certain limited circumstances, the Directors do not intend that the Company will establish its own sales force but expect to market its products through alliances with collaborators.

                  Management groups the Company's products in two general categories:

                  Niche Products. These products include the antivenoms and DigiTAb(R). Niche products serve an acute medical need in a low volume market. Generally, the products have a lower commercial risk as they tend to have lower development costs, shorter lead times and potentially accelerated regulatory review. Management believes that the Company's niche products will be able to show improved safety or efficacy compared with existing products or that they will be able to present a market opportunity in an established market place.

                  Major Market Products. These products include the anti-cytokine products and certain of the anti-drug products. Major market products are being developed to meet medical needs for life threatening conditions, which management considers to have significant market potential. For products requiring sizable later stage trials, management intends to out-license these products at the end of Phase II clinical trials.

                  RESEARCH AND DEVELOPMENT STRATEGY

                  The nature of the Company's technology affords flexibility in its development of a variety of products. By varying the initial target molecule and using consistent production techniques, the Company has already demonstrated that it can create products for different therapeutic uses.

                  Management intends to take advantage of opportunities for which United States orphan drug status might be granted given the development, registration and marketing incentives which are available when such status is granted.

                  The Company has already established and will continue to seek new collaborative arrangements with academic institutions either sponsoring their work directly or acquiring the intellectual property rights (or rights to use the same) to complementary novel developments. This provides the Company with another source of new technology to develop further its new products.

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

                  In the United States, the principal regulatory agency is the FDA. Nearly all other countries have national regulatory authorities. The Company may have to satisfy different requirements from the FDA, European authorities and other national regulatory authorities. There is an ongoing initiative, the International Conference on Harmonization, between representatives from Japan, the United States and the European Union, to limit differences where possible, but it may be many years before its objective is achieved, if at all.

                  In Europe, the Company must take into consideration (a) the regulatory climate within the European Union, including the stances of the International Conference on Harmonization, the European Agency for the Evaluation of Medicinal Products ("EMEA") and the European Committee for Proprietary Medicinal Products ("CPMP"), as well as (b) the position of the national regulatory authorities of other European countries. New licensing procedures were introduced in the European Union in 1995 aimed at progressively limiting the differences in requirements between the regulatory authorities of European member states in respect of the same products. However, it is too early to assess fully the impact of these new procedures.

                  Wherever practical, the Company intends to design preclinical and clinical protocols which should generate sufficient data to be acceptable to support applications for the same product in each country where it is intended to be marketed.

                  PRICE REGULATION

                  In some countries it is necessary to obtain approval for the price to be charged. This is true in a number of European member states. In the United Kingdom the launch price is set by the manufacturer (subject to the constraints of the pharmaceutical price regulation system, which controls the profitability of a company's business with the United Kingdom's National Health Service).

                  Governments may also influence the price through the control of national healthcare systems and also organizations which may bear the cost of supply of such products. In the United States, government-funded or private medical care plans can influence prices, and there are a variety of indirect controls.

                  UNITED STATES REGULATION

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

                  Due to the requirements imposed by the FDA, the development process for new pharmaceuticals in the United States is lengthy, expensive and commercially risky. The great majority of compounds screened for possible development are ultimately rejected at some stage in the pre-market testing process; total development time for successful compounds often exceeds 10 years. However, under the provisions of recent legislation the FDA has committed to reduce the review time for applications. Although the agency has achieved some reductions, especially for high-priority medicines, the review process remains lengthy and complex. There has been little or no reduction in the testing required before applications are submitted, which consumes most of the time spent in developing new medicines for the United States market.

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

                  The FDA has discretion to determine whether the data submitted is adequate for approval. The time taken for this approval process is related to the quality of the submission, the potential contribution of the compound in improving the treatment of the target disease and the workload at the FDA. There can be no assurance that any new drug will successfully proceed through this approval process or that it will be approved in any specific period of time.

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

                  Orphan Drug Status. The Orphan Drug Act encourages manufacturers to seek approval of products intended to treat diseases with a prevalence of under 200,000 patients per annum in the United States. This Act provides tax incentives, FDA assistance with protocol design, and a period of seven years of marketing exclusivity for the product. The Company expects some of its proposed products to be designated as orphan drugs by the FDA. The Company's Crotalid antivenom, CroTAb(R), has already been designated by the FDA as an orphan drug.

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

                  Acceptance of Foreign Clinical Data. The FDA will accept reports of foreign clinical trials if they meet requirements for GCP and are relevant to United States medical practice. It is, however, uncommon for the agency to approve a product without some evidence from clinical trials conducted in the United States, and most sponsors carry out at least one pivotal trial there. Studies conducted outside the United States are subject to special audits by FDA inspectors and may be rejected if United States requirements for record-keeping, protection of human subjects and other matters relating to GCP are not met.

                  Non-Patent Market Exclusivity. Under United States law, there are two forms of non-patent market exclusivity. First, the law prohibits approval of abbreviated new drug applications or literature-based applications for copies of innovative products for a period of five years after the approval of a new chemical entity, and three years after the approval of a new indication or dosage form for which substantial clinical trials were required.

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

                  Enforcement Powers. The federal government has extensive powers to compel compliance with pharmaceutical regulations. Volatile products are subject to seizure, and imported products may be detained. Companies and individuals that violate these regulations are subject to injunctions and criminal penalties with no requirement for proof of negligence or intent. Persons and companies convicted of certain offenses can be barred from involvement in the approval process. The federal government can suspend or withdraw approval of products if questions arise concerning safety or effectiveness.

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

                  EUROPEAN REGULATION

                  The Company's activities in Europe are regulated by national and local laws and European Union law. There are European Directives governing the development, manufacture and marketing (including wholesale) of medicinal products which member states are required to implement into local law and which must be interpreted in line with the European provisions. However, failure to implement them properly by national governments may allow companies to rely upon provisions of pre-existing local laws. Certain areas of regulation continue to be regulated by national law, for example, the regulation of clinical research, although a European Good Clinical Practice Directive is under development. Another current proposal is the Orphan Drug Directive, which if implemented may potentially have benefits for some of the Company's products.

                  Clinical Trials. The three phase approach to clinical development of new product candidates discussed in the section on United States Regulation is also applicable to European regulation. When adequate preclinical data is available, application will usually be made to the regulatory authority in the country where the trial is to be conducted. In most developed countries, clinical trials may only be commenced after notification to and/or approval by the competent regulatory authority and an independent ethics committee. In European Union member states, marketing authorizations must be supported by clinical trial data as set out in European Directives and guidelines, but the approval process and criteria for commencement of clinical trials are not yet uniform under European Union law. The International Conference on Harmonization is developing proposals to conform national laws and practices.

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

                  Two new procedures for the registration of medicinal products in the European Union came into effect on January 1, 1995: the "centralized" and "mutual recognition" systems. From January 1, 1998, national applications have effectively been superseded by the mutual recognition system.

                  The centralized system is compulsory for certain biotechnology products, and optional for certain other products, including new active substances not previously authorized in the European Union, products administered by innovative and novel delivery systems and significant new indications for existing products. The EMEA coordinates the registration process, but the CPMP, a body of scientific experts drawn from each member state, undertakes the scientific assessment of the product dossier and gives an opinion as to whether the product meets the criteria for authorization. Time periods are laid down for various stages in the approval process, including allowances for questions and appeals. The decision to grant or refuse a marketing authorization is taken by the European Commission and, when granted, the single authorization obtained is valid throughout all member states and the European Free Trade Association.

                  The mutual recognition system is based upon a marketing authorization granted by one national regulatory authority, the Reference Member State ("RMS"). Having obtained a marketing authorization from the RMS, the authorization holder may apply to the regulatory authorities of other member states to "recognize" that prior authorization and to issue national authorizations on the same terms. Such applications can be made sequentially. There are procedures and time limits according to which objections by member states can be raised and appeals may be heard, although these may significantly lengthen the time from initial application to approval. Arbitrations are handled by the CPMP whose decision, when adopted by the European Commission, is binding on all member states. Consequently, arbitration may adversely affect prior authorizations.

                  The passage of a product through the approval system can therefore be long and drawn out. Although the procedures impose time limits upon the authorities, these limits do not run if the applicant delays in providing additional data or responses to queries raised. In addition, the regulatory authorities can suspend, vary or revoke a marketing authorization at any time after it has been granted if they are no longer satisfied as to the product's safety, quality or efficacy. Increasing uniformity of decision-making in the European Union through the CPMP means that, in the future, concerns raised by any one member state are likely to be examined at CPMP level and the outcome of its deliberations will affect the product in all member states.

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

                  In the United Kingdom facilities licenses are issued after an application to, and inspection by, the Medicines Control Agency, and similarly in Australia by the Therapeutic Goods Administration ("TGA").

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

EMPLOYEES

                  As of December 31, 1998, the Company had 142 full-time employees, including 41 scientists, 22 management and 22 administrative personnel. In addition, the Company employed 26 part-time employees at December 31, 1998. The Company believes that its future success will depend, in part, on its ability to attract and retain highly skilled technical, marketing, support and management personnel.

                  None of the Company's employees in the United States are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its employee relations are good.

ITEM 2.           PROPERTIES

                  The Company's physical properties are primarily owned or leased through its subsidiaries. TAb UK operates the Company's research and development laboratories at St. Bartholomew's Hospital Medical College in London located at Charterhouse Square, London, EC1A 7BE. TAb UK leases 5,099 square feet of laboratory space from the trustees of St. Bartholomew's Medical School. The current lease term has an expiration date of September 30, 2003. TAb UK also leases approximately 4,000 square feet of office space at 14/15 Newbury Street in Central London. The contractual terms of the lease came to an end on March 24, 1999. Under English law TAb UK is entitled to continue to occupy the premises and is entitled to a new tenancy of the premises. At present TAb UK is in the process of negotiating with the landlord terms for a possible new lease.

                  In addition, TAb UK owns and operates production offices, quality control laboratories and a manufacturing facility located at Blaenwaun Farm and Gernos Farm in Ceredigion, Wales. In 1992, the Company acquired these initial Welsh facilities, including approximately 220 acres of pasture land, animal stock, and production and ancillary facilities. The Welsh facilities were established with financial support of the Welsh Office and Welsh Development Agency in the form of grants and investments. In 1995, TAb UK completed construction of a 20,000 square foot manufacturing plant within its existing Welsh facilities.

                  In 1995, TAb Australasia (formerly TAb Australia Pty. Ltd) leased offices and laboratories and acquired grazing rights over 250 hectares of land at the Turretfield Research Centre in Adelaide, South Australia. The flocks of sheep were moved to this location and a bleeding shed constructed. In the fourth quarter of 1996, TAb Australasia completed construction of new facilities on the property, which include offices, a cleanroom and a manufacturing plant, located adjacent to the Company's existing facilities. The lease of the Turretfield Research Centre property will expire on July 31, 2000, but the Company has an option to extend the term on prior written notice for a further period of 15 years. The Company has grazing rights at the Turretfield Research Centre until July 31, 2005 and has an option to further extend this right for a period of 10 years upon prior written notice.

                  The Company's corporate headquarters is located at 1207 17th Avenue South, Suite 103, Nashville, Tennessee 37212. This property is 7,722 square feet of leased office space in the vicinity of Vanderbilt University Medical Center. This lease expires on January 31, 2001.

                  All of the Company's laboratories, production facilities and farms are suitably equipped for their intended purposes.

ITEM 3.           LEGAL PROCEEDINGS

                  There are no pending legal proceedings involving the Company or any of its subsidiaries.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  A Special Meeting of Shareholders of the Company was held on November 6, 1998. At the meeting, the shareholders approved and authorized the Company to file a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 39,000,000 to 59,000,000. This increase of authorized shares was necessary to facilitate the private placement of 28,690,561 shares of the Company's Common Stock, which closed on November 9, 1998. Proxies for the meeting were solicited pursuant to Rule 14a-3 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's recommendations as stated in the proxy statement.

The vote on the amendment was 15,162,843 in favor and 34,425 against, with zero broker non-votes or abstentions.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  The Company's Common Stock is currently traded on the London Stock Exchange (under the symbol TAB). There is no public trading market for the Company's Common Stock within the United States.

                  The following table presents quarterly information on the price range(1) of the Company's Common Stock, stated in British pounds and United States dollars. This information indicates the high and low sale prices reported by the London Stock Exchange.

     QUARTER ENDING                      HIGH                       LOW
     --------------                      ----                       ---
     March 31, 1997              (pound)3.89   ($6.38)      (pound)3.035   ($5.00)

     June 30, 1997               (pound)3.74   ($6.18)      (pound)3.325   ($5.50)

     September 30, 1997         (pound)3.325   ($5.62)       (pound)1.80   ($2.80)

     December 31, 1997          (pound)2.585   ($4.45)       (pound)2.18   ($3.60)

     March 31, 1998              (pound)2.22   ($3.66)       (pound)1.93   ($3.23)

     June 30, 1998               (pound)2.09   ($3.48)       (pound)1.40   ($2.28)

     September 30, 1998          (pound)1.42   ($2.36)       (pound)0.63   ($1.03)

     December 31, 1998           (pound)0.86   ($1.47)       (pound)0.47   ($0.77)
--------
(1) Currency translations were calculated based upon the currency exchange rates in effect on the date the price disclosed was reported on the London
Stock Exchange.

                  As of March 26, 1999, there were approximately 1,344 holders of record of the Company's Common Stock. On March 26, 1999, the last sale prices reported on the London Stock Exchange for the Company's Common Stock was 56 pence ($.91).

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

                  On November 9, 1998, the Company issued an aggregate of 28,690,561 new shares of the Company's Common Stock in connection with a $19.5 million refinancing. This refinancing consisted of a private placement of 21,300,000 new shares at $0.68 per share to raise approximately $12.6 million net of expenses. In addition, the holders of approximately $2.9 million aggregate principal amount of the Company's 1998 15% Subordinated Promissory Notes and certain other notes elected to convert their notes into 4,394,869 shares of Common Stock. Also in connection with the refinancing, the holders of the Company's Series A Convertible Redeemable Preferred Stock elected to convert all outstanding shares of Series A Preferred Stock, together with accrued dividends thereon, into 2,995,692 shares of Common Stock. Panmure Gordon & Co. Limited acted as underwriters for the shares sold in the private placement. All shares issued in the refinancing were issued without registration under the Securities Act of 1933, as amended, (the "Securities Act") in reliance on exemptions contained in
Section 4(2) of the Securities Act.

ITEM 6.           SELECTED FINANCIAL DATA

                  The following selected consolidated financial data at and for each of the five years in the period ended December 31, 1998 have been derived from the Company's consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and also with "Management's Discussion and Analysis of Financial Condition and Results of Operations"


                                                                                                                         8/10/84
                                                                  YEARS ENDED DECEMBER 31,                             (INCEPTION)
                                                 -------------------------------------------------------------------     THROUGH
                                                    1998           1997          1996          1995         1994         12/31/98
                                                    ----           ----          ----          ----         ----         --------
STATEMENT OF OPERATIONS DATA:

Total Revenues(1)...........................    $ 3,631,809   $  2,677,931  $  3,268,368   $   750,490   $ 1,130,323   $ 13,018,554


Expenses:

     Research and development...............     11,363,218     11,462,352     9,185,126     6,321,674     5,107,894     53,405,675

     General, administrative, marketing.....      4,598,073      4,176,139     3,083,151     2,247,472     1,619,824     19,517,793

     Depreciation and amortization..........      1,561,951      1,643,922     1,387,916       856,756       864,288      7,073,621

     Interest expense and debt conversions..      1,305,549      1,001,959     2,002,932       388,258       137,018      5,837,728

     Foreign currency losses (1)............        240,703        913,119             _             _             _      1,153,822

     Other..................................        451,244        328,158       355,360        36,368       119,052      1,331,226
                                                -----------   ------------  ------------   -----------   -----------   ------------

       Total expenses.......................     19,520,737     19,525,649    16,014,485     9,850,528     7,848,076     88,319,865

     Net loss...............................    (15,888,928)  $(16,847,718) $(12,746,117)  $(9,100,038)  $(6,717,753)  $(75,301,311)

     Preferred stock dividends..............        (32,877)             _             _             _             _        (32,877)
                                                -----------   ------------  ------------   -----------   -----------   ------------
     Net loss applicable to common
       shareholders.........................    (15,921,805)  $(16,847,718) $(12,746,117)  $(9,100,038)  $(6,717,753)  $(75,136,715)
                                                ===========   ============  ============   ===========   ===========   ============
     Basic and diluted net loss per share...         $(0.59)        $(0.74)       $(0.68)       $(0.57)       $(0.47)        $(6.78)
                                                ===========   ============  ============   ===========   ===========   ============


BALANCE SHEET DATA:

     Cash and cash equivalents(1)(3)........    $ 7,760,328   $  4,915,077  $ 20,502,536   $ 3,397,082   $   593,154

     Total assets(2)(3).....................     21,421,502     20,800,065    37,179,990    15,157,099    12,103,994

     Long term debt, net of current
       portion (2)..........................      4,744,216      6,059,072     8,592,755     9,595,420     2,917,251

     Deficit accumulated during development     (75,301,311)   (59,412,383)  (42,564,665)  (29,818,548)  (20,718,510)
       stage................................

     Stockholders' equity(3)................     12,022,434      9,758,345    25,215,530       894,479     4,862,404

Notes:
(1) At December 31, 1998, the Company held approximately U.S. $7,508,000 denominated in British pounds and U.S. $31,500 in Australian dollars. The decline in the exchange rate at year end between the British pound and Australian dollar versus the U.S. dollar resulted in a foreign currency transaction loss of U.S. $240,703. At December 31, 1997, the Company held approximately U.S. $2,960,000 which was denominated in British pounds. As a result of improvement in the exchange rate between the British pound and the U.S. dollar, the Company experienced a foreign currency transaction loss of U.S. $913,119 for the year ended December 31, 1997.
(2) In 1995 and 1994, the Company constructed a pilot production facility in London and a manufacturing facility in Wales. These facilities were funded through financing arrangements provided by Aberlyn Capital Management Company, Inc. and the Welsh Development Agency. See Note 5 to the consolidated financial statements.

(3) On July 23, 1996, the Company completed an initial public offering of 4,190,477 shares of its common stock on the London Stock Exchange at (pound)5.25 ($8.14) per share. See Note 1 to the consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL

         Since its inception, Therapeutic Antibodies has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. The Company's revenues have been primarily derived from licensing agreements with corporate partners, contract agreements, product sales, grant income, and interest income. The Company has incurred net losses each year since its inception and the Company expects to continue to incur operating losses during at least the next year due to continued spending on research, product development and the requirements for process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. To fund these activities, the Company will continue to evaluate opportunities to raise further funding which will be required to carry out the current business plan.

         The Company conducts its operations from its headquarters in the United States and through subsidiaries located in the United Kingdom and Australia. For a discussion of the Company's international operations for the past three fiscal years, see Note 11 to the Company's financial statements.


RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         The Company's revenues for 1998 increased by 36% to $3,632,000 from $2,678,000 for 1997. Licensing revenue increased 129% to $2,544,000 for the year ended December 31, 1998 from $1,113,000 for the year ended December 31, 1997. This increase is primarily attributable to milestone payments received from licensing agreements with pharmaceutical partners. An 85% increase in sales and contract revenue to $727,000 during the year ended December 31, 1998 from $393,000 during the year ended December 31, 1997 was due to the recognition in 1998 of a $219,000 sale of the Company's Nigerian EchiTAb(TM) product as well as an increase in contract revenue in 1998 due to an increase in the number of sheep managed by Therapeutic Antibodies under contractual arrangements with third parties in the United Kingdom. Grant revenue decreased 80% in 1998. The Company received a $129,000 grant from the Welsh Government in 1997 for expansion of the Company's Welsh operations. Interest income for the year ended December 31, 1998, decreased 73% to $239,000 from $887,000 for 1997 due to lower cash and short-term investment holdings during 1998.

         The Company's total expenses for the year ended December 31, 1998 were slightly less than 1997 expenses. Research and development expenses for 1998 decreased to $11,363,000 from $11,462,000 in 1997 due to cost reduction measures initiated by the Company in 1998. Research and development expenses had increased between 18% and 50% per year for the previous five years ending in 1997. In early 1998, management implemented a plan to conserve cash and to sharpen the focus of the Company's research and development efforts. As part of this streamlining, some of the Company's basic research activities and certain clinical trial programs, including research into the application of CytoTAb(R) to treat the symptoms of sepsis syndrome, have ceased. The Company is currently pursuing other applications for CytoTAb(R). The Company began to realize the results of these cost reduction measures during late 1998.

         General and administrative expenses for the year ended December 31, 1998 increased by 14% to $4,051,000 from $3,562,000 for the year ended December 31, 1997. This increase is due to one-time costs incurred for management changes, the development of an information systems department, and fees incurred for restructuring the Company's United Kingdom subsidiary entities.

         Marketing and distribution expenses decreased for the year ended December 31, 1998 by 11% to $547,000 from $615,000 for the year ended December 31, 1997 primarily as a result of a vacancy in the Director of Business Development position from April until December 1998.

         Depreciation and amortization expenses for the year ended December 31, 1998 decreased by 5% to $1,562,000 from $1,644,000 for the year ended December 31, 1997. The Company had significant capital expenditures in 1994 through 1996 for the establishment of the Welsh and Australian production facilities. Expenditures for production facilities incurred in 1997 and 1998 resulted in a leveling off and slight reduction in depreciation expense in 1998. In addition, the majority of 1998 expenditures occurred later in the year resulting in less depreciation during the year.

         Interest expense for the year ended December 31, 1998 increased by 30% to $1,306,000 from $1,002,000 for the year ended December 31, 1997. During 1998, the Company incurred an additional $516,000 in interest and warrant expense related to the Company's private placement of $4,025,000 principal amount of short-term bridge notes between June and September 1998.

         Changes in foreign currency exchange rates resulted in the recording of less foreign currency loss in 1998 than in 1997. Gains and losses are the result of fluctuations in the exchange rates of the currencies in which the Company conducts its business compared to the United States dollar.

         The Company's net loss for the year ended December 31, 1998, was $15,889,000 compared to a net loss of $16,848,000 for the year ended December 31, 1997. The Company's net loss applicable to common shareholders for the year ended December 31, 1998 was $15,922,000 compared to a net loss applicable to common shareholders of $16,848,000 for the year ended December 31, 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Therapeutic Antibodies' revenues for 1997 decreased by 18% to $2,678,000 from $3,268,000 for 1996. During the year ended December 31, 1996 the Company recorded a foreign currency transaction gain of $1,733,000 as a result of the United States dollar's improvement during 1996 against the British pound sterling compared to a loss of $913,000 for the year ended December 31, 1997. Licensing revenue increased 676% to $1,113,000 for the year ended December 31, 1997 from $144,000 for the year ended December 31, 1996 due to milestone payments received from licensing agreements with pharmaceutical partners. Sales and contract revenue decreased during the year ended December 31, 1997 primarily because 1996 included a one time payment of $173,000 which was attributable to the Company's Nigerian EchiTAb(TM) contract. In 1997 grant revenue increased $87,000 due to a grant received from the Welsh Government for expansion of the Company's Welsh operations. Interest income in the year ended December 31, 1997, increased 46% to $887,000 from $607,000 due to additional cash and short-term investment holdings from the proceeds of the Company's IPO in the United Kingdom in July 1996.

         Total expenses for the year ended December 31, 1997 increased by 22% to $19,526,000 from $16,014,000 for the same period in 1996. Research and development expenses during the same periods increased by 25% to $11,462,000 from $9,185,000 as a result of the following: advanced clinical trial activities for DigiTAb(R) and CytoTAb(R); continued preparation for the regulatory review process for CroTAb(R); manufacturing the Company's products for clinical trials; and conducting and establishing the necessary quality control and assurance systems. Additionally, the expansion of the Australian facility was completed in early 1997 and the Company began devoting resources to that facility to meet the need for increased serum requirements for commercial production.

         General and administrative expenses for the year ended December 31, 1997 increased by 31% to $3,562,000 from $2,722,000 for the year ended December 31, 1996. This increase relates primarily to increased insurance requirements, stockholder relations and other activities required following the Company's
IPO in the United Kingdom in 1996.

         Marketing and distribution expenses increased for the year ended December 31, 1997 by 70% to $615,000 from $361,000 in the year ended December 31, 1996. This increase reflects additional staffing and associated expenses.

         Depreciation and amortization expenses for the year ended December 31, 1997 increased by 18% to $1,644,000 from $1,388,000 for the year ended December 31, 1996. This increase is the result of the depreciation of the capital expenditure for the Australian production facility, which was placed in service in February 1997.

         Interest expenses for the year ended December 31, 1997 decreased by 17% to $1,002,000 from $1,201,000 in the year ended December 31, 1996. This decrease is a result of the Company's repayment in 1996 of approximately $4,750,000 in debt obligations.

         The Company's net loss for the year ended December 31, 1997, was $16,848,000 compared to a net loss of $12,746,000 for the year ended December 31, 1996. In addition to the factors described above, changes in foreign currency exchange rates used to translate the foreign subsidiaries financial statements into United States dollars resulted in higher expense levels.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, for product research and development activities, for clinical testing and to meet Therapeutic Antibodies' overall increased working capital requirements. Management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Although the Company anticipates the launch of CroTAb(R) following FDA approval in mid-1999, revenues from sales of CroTAb(R) are not expected to be significant in 1999. Future capital requirements will depend on numerous factors including the progress of the Company's research programs and clinical trials, the development of regulatory submissions, the receipt of FDA approval of CroTAb(R), the commercial viability of the Company's products, the ability to attract collaborative partners with sales, distribution and marketing capabilities, and the terms of any new licensing arrangements.

         Funds for the Company's operating and capital requirements historically have been provided by the sale of equity and debt and from collaboration agreements and other financing arrangements. In November 1998, the Company completed the private placement (described below) of 28,690,561 shares of Common Stock in the United States and in the United Kingdom, raising net cash proceeds of $12,600,000. At the time of the private placement, the Company estimated that the fundraising, together with licensing and contract revenue, would provide sufficient funds to allow the Company to reach the launch of several of its products, and accordingly bring the Company to the point at which its revenues can sustain ongoing product development. With the loss of the 1999 milestone payments and product revenues that would have been received under the Searle agreement (described below), the Company will need to raise additional financing by mid-1999 to fund operations. The Company is currently pursuing several financing alternatives, including preliminary discussions that may lead to a merger on a share exchange basis at a value that approximates the current market value of Therapeutic Antibodies. The Board has also entered into discussions with third parties relating to the sale of additional debt or equity securities, the disposal of certain non-core investments, additional product licensing arrangements, and possible combinations or collaborations with strategic partners. While the Directors believe that they will be able to successfully implement one or more of these financing strategies, there can be no assurance that they will be able to do so or to otherwise obtain financing on terms acceptable to the Company. In the meantime, the Company continues to take measures, implemented in 1998, to conserve cash resources, while sustaining the progress of clinical trials for products that promise the most success. See "Item 1. Business- Overview and Recent Developments."

         At December 31, 1998, the Company had cash and cash equivalents totaling $7,760,000, of which approximately $7,508,000 was denominated in British pounds. The Company's net cash used in operating activities during the year ended December 31, 1998 totaled $13,283,000, a decrease of 1% from the year ended December 31, 1997. Capital expenditures increased 10% to $1,385,000 in 1998 from $1,257,000 in 1997. Capital expenditures included replacement of certain essential equipment, computer hardware and software upgrades to meet Year 2000 needs (see below), and facility improvements prior to the early 1999 inspection of the Welsh facility by the FDA. Capital expenditures of $1,900,000 are budgeted for 1999. These expenditures are for process improvement and scale-up of the Company's facilities for commercial production and will be contingent upon availability of funding. Therapeutic Antibodies uses sheep for the production of its polyclonal antibodies and supplies all the antisera required from its own flocks. The Company's subsidiaries currently have approximately 6,200 sheep. The Company will keep the number of sheep constant through much of 1999 and add sheep in late 1999 in anticipation of increased TriTAb(R) production requirements.

         The Company has agreed to repay the outstanding balance of an $800,000 term loan, plus accrued interest, to Equitas, L.P. on or before March 31, 1999. The loan currently bears interest at an annual rate of 11.5%.

         During 1998, the Company received milestone payments of $1,500,000 under the Altana Agreement as a result of the FDA's acceptance of the Company's PLA and ELA for CroTAb(R). The Company is entitled to receive additional payments under the agreement based on achievement of certain milestones relating to CroTAb(R) and the Company's DigiTAb(R) and TriTAb(R) products. The Company anticipates receiving additional payments under the agreement of $2,000,000 in 1999 based on FDA approval of CroTAb(R) and progression of the DigiTAb(R) and TriTAb(R) regulatory filings with the FDA.

         In May 1998, the Company entered into an agreement with G. D. Searle & Co. ("Searle") for the identification, development and commercialization of a new antibody based drug designed to titrate the effects of Searle's new xemilofiban and orbofiban anticoagulent products. Searle anticipated that it would pay the Company up to $8,000,000 over the term of the agreement for research and development and product supplies based on achieving certain milestones. The Company received its first milestone payment of $1,000,000 upon execution of the agreement in May 1998. In January 1999, however, Searle made the decision to cease development of its xemilofiban and orbofiban projects and exercised its right to terminate its agreement with the Company.

         Between June and September 1998, the Company raised $4,025,000 in a private placement of 15% Subordinated Promissory Notes (the "1998 Notes"). The 1998 Notes matured in the fourth quarter of 1998 and interest was payable quarterly. The Company issued warrants to purchase 25,000 shares of its Common Stock to each purchaser of $250,000 principal amount of 1998 Notes. As part of the Company's November 1998 Placing (described below), the holders of $2,375,000 aggregate principal amount of the 1998 Notes converted principal plus accrued interest of $107,000 into a total of 3,658,058 shares of the Company's Common Stock. A portion of the proceeds of the Company's 1998 Placing was used to repay $1,650,000 of the outstanding principal balance and $80,000 of accrued interest on the 1998 Notes in November 1998.

         In September 1998, the Company issued 100 shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") to an institutional investor and received total proceeds of $2,000,000. In November 1998, as a part of the 1998 Placing, the investor exercised its right to convert all outstanding shares of the Series A Preferred Stock and $33,000 of accrued dividends into 2,995,692 shares of the Company's Common Stock.

         On November 9, 1998, the Company completed a $19,500,000 capital refinancing involving the issuance of 28,690,561 new shares of the Company's Common Stock on the London Stock Exchange at $.68 per share (the "1998 Placing"). The 1998 Placing included the private placement of 21,300,000 new shares of Common Stock and the conversion of all outstanding shares of Series A Preferred Stock and $2,900,000 principal and interest amount of the 1998 Notes and certain other loan notes into a total of 7,390,561 shares of the Company's Common Stock. Included in the loans converted was $500,000 principal amount of an outstanding $750,000 loan from an officer of the Company which was converted into 736,811 shares of Common Stock. Of the approximately $12,600,000 in cash raised in the private placement, net of expenses, $1,730,000 was used to repay the outstanding balance of principal and interest on the 1998 Notes. The remaining proceeds were and continue to be used to fund the ongoing development of the Company's products.

         In April 1998, the Company received a loan of $162,000 from the Department of Primary Industries and Resources of the South Australian Government to be used for the construction of transportable buildings at the Company's Australian facility. The interest rate on the loan is currently 6.5% annually and is variable at the discretion of the Minister for Primary Industries. Principal on the loan is payable in 20 equal semi-annual installments, together with interest accrued thereon, beginning October 1998 through April 2008.

         In June 1998, the Company received the final installment on a loan from the Department of Industry and Trade ("DIT") of the South Australian Government. In April 1996, the DIT agreed to loan the Company up to $62,000 based upon the number of local citizens employed by the Company through April 1998. At December 31, 1998, the Company had received a total of $50,000. This loan is provided interest-free and is due in full on April 29, 2006.

Year 2000 Readiness

General

         The following material is designated a Year 2000 readiness disclosure for purposes of the Year 2000 Information Readiness and Disclosure Act. The Company utilizes management information systems and software technology that may be affected by Year 2000 issues. During 1998, the Company implemented a plan (the "Y2K project") to ensure that its systems would be Year 2000 compliant. The Y2K project is addressing the issue of Programmable Logic Controllers ("PLC") and computer programs being able to distinguish between dates in the 20th century and dates in the 21st century. The Y2K project is expected to make all of the Company's business systems Year 2000 compliant.

Y2K Project

         Therapeutic Antibodies' Y2K project is divided into five phases. The project phases are as follows: 1) compile an inventory of all equipment; 2) assign priorities to the equipment identified as being at risk for Year 2000 issues; 3) assess the Year 2000 compliance of items identified as being significant to the operational activities of the Company; 4) repair or replace material items that are determined not to be Year 2000 compliant; and 5) test and validate material items. A task force has been established to carry out these tasks which includes subgroups at each of the Company's four locations, Nashville, USA; Adelaide, Australia; London, UK; and Llandysul, UK.

         During 1998 the Company completed the inventory and priority assignment phases (phases 1 and 2) for each location.

         The assessment of Year 2000 compliance (phase 3) includes the identification and prioritization of critical external suppliers. The Company is currently communicating with its critical suppliers to evaluate their progress and preparation for Year 2000 compliance. Based on the results of these evaluations the Company will develop contingency plans in the second quarter of 1999. The Company plans to complete Phase 3 by mid-1999.

         Phase 4, the repair and replacement of equipment and application software that is not Year 2000 compliant, includes conversion, where available from the supplier, or replacement. Finally, Phase 5, the testing phase, will be undertaken as the hardware and software is converted or replaced.

         During 1998, the Y2K task force had identified the accounting software used in Australia as not being Year 2000 compliant. During the first quarter of 1999 the software vendor has released an upgrade solution that is Year 2000 compliant which TAb is planning to implement during the third quarter of 1999. In addition, TAb has identified a possible risk to Year 2000 compliance posed by some of the PLC or embedded systems controlling the site utilities at each of its production sites (Wales and Australia). The Company is currently researching the extent of this risk and the optimal solution by obtaining confirmation from suppliers that there is no hidden coding in the embedded systems and also by looking at the source code to determine where dates are used and the impact those have on the operation of the system. Changes in equipment will be made during the Company's September shut-down.

         All phases of the Y2K project are expected to be complete before the end of 1999. The phases are concurrent rather than consecutive; therefore, more than one phase may be in progress at the same time.

Costs

         The total estimated cost associated with the Y2K project is not expected to be material to the Company's financial position. The total capital cost is estimated to be no more than $150,000. This figure will depend on the cost of any replacements needed after completion of the assessment phase of the Y2K project. The total operating cost attributable to staff time and effort devoted to the Y2K project to date is $45,000. The estimated future operating cost of completing the project is $60,000.

Risks

         The failure to correct any Year 2000 problem could result in an interruption in, or a failure of normal business activities or operations. Due to the inherent uncertainty when dealing with Year 2000 issues, and from the uncertainty of the Year 2000 readiness of suppliers and other third parties, the Company is unable to determine whether or not any Year 2000 failures will have a material effect on the Company, its operations or its financial condition. The Y2K project is expected to significantly reduce the level of uncertainty about any Year 2000 problems posed to the Company, either internally, or by the compliance of its third party suppliers. The Company believes that with the implementation and completion of its Y2K project the possibility of significant interruptions of normal operations should be minimal. Despite the efforts of the Company to address year 2000 issues, the Company can provide no assurance that the year 2000 issues will not have an adverse effect upon the Company's operations or financial condition. Further, although the Company has received assurances of year 2000 compliance from third parties with which the Company has significant relationships, the Company cannot guarantee that these parties will be year 2000 compliant.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1998, the Company had approximately $70.5 million of net operating loss carryforwards for income tax purposes, of which $57.7 million are available to offset United States federal income taxes and expire from 1999 through 2018. In addition, the Company has approximately $307,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The Internal Revenue Code of 1986, as amended, contains certain limits on net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership. At present the Company's net operating loss carryforwards are subject to these limitations. No assets have been recognized in the Company's financial statements for these net operating loss carryforwards because management believes the criteria for recognition under generally accepted accounting principle have not been met.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1") and Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5"). The Company will adopt SOP No. 98-1 and

SOP No. 98-5 in 1999 as required. The effect of the adoption, however, will not have a significant impact on the Company's financial position and results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their face value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains and losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This statement is effective for periods beginning after June 15, 1999. Management is currently assessing the impact of adopting SFAS No. 133, but does not anticipate a significant impact on the Company's financial position or results of operations.

BUSINESS RISKS

                  This report contains forward-looking statements regarding our business and industry. Such statements include the completion of certain clinical trials involving our products, the receipt of regulatory approvals, the adequacy of our capital resources and other statements regarding trends relating to the biopharmaceutical industry and various revenue and expense items. Many factors, including the uncertainties described below, could cause actual results to differ materially from those discussed in the forward-looking statements made in this report.

         We may be unable to develop commercially successful products.

                  Although we have completed the development of our first products, our success depends on the research and development of additional products. We cannot assure you that we will successfully develop any of our product candidates. To produce polyclonal antibodies in quantities sufficient for commercial distribution, we may encounter delays and incur unanticipated production costs and expenses. Our product candidates may not successfully complete the clinical testing process or meet the regulatory and production requirements necessary for commercial distribution.

         We have a history of operating losses.

                  We have incurred annual operating losses since our organization in 1984, and we may incur additional losses in the future. As of December 31, 1998, our accumulated deficit was approximately $75 million. Losses result principally from costs associated with the research and development and clinical and manufacturing activities before marketing approval of our products. Collaborative research, development and licensing arrangements, research grants and interest income have generated substantially all of our revenue to date. We cannot guarantee that we will be able to operate profitably unless our products achieve regulatory approval and commercial success.

         We will require additional financing to continue our operations.

                  We must spend substantial funds to complete the research, development, manufacturing and marketing of our products. Until we begin generating sufficient revenue from product sales, we may obtain additional funding for these purposes through a variety of methods, including new collaborative arrangements, strategic alliances and additional equity or debt financings. We cannot assure you that additional funds will be available in the future. Even if available, the cost of funds may substantially dilute stockholders' interests. If we do not have adequate funds available, our business will be materially adversely affected.

         Failure to obtain regulatory approval would adversely affect our business.

                  Various regulations in all countries apply to the clinical evaluation, manufacturing and marketing of our products. We must obtain and maintain applicable regulatory approval for a product before we can market it. To receive this approval, we must clinically evaluate data relating to the safety, quality and efficacy of a product. Many countries, including the United States and the United Kingdom, have very high standards of technical appraisal. Therefore, the clinical trial process and obtaining of regulatory approval is, in most cases, costly and very lengthy. Although the time frame for approval varies, it can be up to five years from the date of application.

                  Additionally, if a product obtains regulatory approval, the applicable regulatory agency continues to review the product and its manufacture. We cannot assure you that a government or regulatory agency will not withdraw or restrict approval for our products. A regulatory agency may impose restrictions on a product if there are changes in legislation, regulatory policies or the discovery of problems with the product or its manufacture. Any of these restrictions may adversely affect our business.

                  Our manufacturing facilities have not yet obtained the necessary regulatory approvals and we cannot assure you that they will receive them. The progress and success of our clinical evaluations will also influence our ability to obtain commercial collaboration and funding agreements with pharmaceutical manufacturers and distributors, and the value of those agreements, if obtained.

         Professional guidelines could adversely affect our business.

                  Private health and science foundations and organizations involved in various diseases may publish guidelines or recommendations to the healthcare and patient communities. These private organizations may recommend treatments that affect the usage of various therapies, drugs or procedures, including our products. These recommendations may relate to:

                  -        usage,

                  -        dosage,

                  -        route of administration, and

                  -        use of concomitant therapies.

If patients and healthcare providers follow recommendations or guidelines that result in decreased use of our products, our business could be materially adversely affected. Additionally, if the investment community perceives that patients and healthcare providers will follow these recommendations or guidelines, the market price of our common stock could be adversely affected.

         Competition in the pharmaceutical industry could adversely affect our business.

                  The pharmaceutical industry is highly competitive. We compete with pharmaceutical companies in the United States, the United Kingdom and Europe for both our existing products and those currently under development. Many of these companies have research, development, marketing, financial and personnel resources greater than ours. Competitors may develop and receive regulatory approval for a marketable product before we do. Competitors may also develop a product that is more effective or economically viable than our products. We may not be able to compete successfully and our technology and products may become obsolete.

         Our success depends on our collaborators, marketing and distribution.

                  Our success depends on our ability to contract with pharmaceutical manufacturers and distributors to receive funding for product development and to establish marketing and distribution alliances for our products. Our ability to obtain these agreements, and their value, may depend on the stage and success of clinical trials that we have not yet begun or completed. We cannot assure you that we will obtain these agreements or that they will be successful. Additionally, a company that contracts with us may pursue alternative technologies either on its own or in collaboration with others, including our competitors.

                  Although we will continue to seek contractual agreements with third parties for the marketing and distribution of our products, we cannot assure you that we will reach agreements with these parties.

         Failure to protect our patents and proprietary rights could adversely affect our business.

                  Our ability to compete effectively with other companies depends in part on the protection and exploitation of our technology. We cannot assure you that our competitors have not developed or will not develop substantially equivalent techniques or gain access to our technology. We may not receive patents that we have applied for or that we may apply for in the future. Our failure to receive patents may materially adversely affect our ability to develop and market our proposed products. Additionally, we may not develop products that are patentable, and granted patents may not be sufficiently broad in their scope to prevent competition.

                  The commercial success of our products also depends upon non-infringement of patents granted to third parties for products that facilitate our ability to develop and exploit our own products. If infringement occurs, we may have to obtain alternative technology or reach commercial terms for the license of third party intellectual property rights. We cannot assure you that we will obtain these licenses, and our failure to do so may materially adversely affect our business.

                  Challenging the proprietary rights of others in defense of our own proprietary rights could involve substantial time and expense and could materially adversely affect our business.

         Product liability claims could adversely affect our business.

                  A product failure could expose us to substantial liability for damages. Any such liability could materially adversely affect our business and financial condition. We cannot assure you that we will have necessary insurance coverage in the future or that our insurance coverage will be adequate if there is a claim.

         The loss of key executives could adversely affect our business.

                  Although we have employment agreements with key members of our management, we cannot guarantee their continued services. If any of our senior management is ever unable or unwilling to continue in their present positions, our business could be materially adversely affected.

         The uncertainty of reimbursement policies could adversely affect our business.

                  Marketing our products successfully depends in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Newly approved healthcare products have an uncertain reimbursement status. We cannot assure you that we, or our licensees, have adequate health administration or third party coverage to obtain satisfactory price levels to realize an appropriate return on our investment. Some governments are increasing the pressure to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products. In some cases, these governments refuse to provide coverage for uses of products for disease conditions if the relevant regulatory agency has not granted marketing approval.

         The price of our common stock is volatile.

                  Occasionally, the market price of our common stock, like that of other biotechnology companies, may fluctuate significantly. In recent years, the stock market has fluctuated significantly in terms of price and volume. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. Factors that could cause this volatility include:

                  -        fluctuations in our operating results,

                  - announcements by us or our competitors about clinical trial results and other product developments,

                  -        regulatory matters,

                  - announcements in the scientific and research community,

                  -        intellectual property and legal matters,

                  - changes in reimbursement policies or medical practices, or

                  - broader industry and market trends unrelated to our performance.

                  Additionally, if our revenue or earnings in any quarter fail to meet the investment community's expectations, this failure may immediately adversely affect the price of our common stock.

         Environmental hazards could adversely affect our business.

                  Our business involves the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of these materials comply with state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If an accident occurs, we could be liable for any resulting damages. We cannot assure you that any such liability will not exceed our resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Therapeutic Antibodies is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. A significant portion of the Company's operations consist of manufacturing and sales activities in foreign countries exposing the Company to the effects of changes in foreign currency rates. The Company has exposure to changes in interest rates on certain floating rate debt instruments. The Company does not purchase derivative instruments or engage in hedging activities to mitigate the risks of fluctuations in foreign currency exchange rates or interest rates. The Company believes that its exposure to foreign currency and interest rate risks are currently not material.

         The Company is exposed to foreign currency gains and losses from the translation of cash into other foreign currencies and from sales and purchase transactions with certain customers and suppliers. For these transactions, currency exchange rates are agreed upon prior to the time of the actual transfer of cash. The Company realizes a transaction gain or loss based upon the actual currency exchange rate at the time the transaction is completed and records these gains and losses in the Statements of Operations and Comprehensive Losses. To reduce exposure to these fluctuations, the Company keeps cash balances in its primary foreign currencies. For all years reported, the primary net foreign currency market exposures were British pounds and Australian dollars. At December 31, 1998, the Company held (pound)4,524,000 in British pounds. The Company's exposure to foreign currency fluctuations is not considered material. In addition to transaction gains and losses, the Company remeasures foreign denominated assets and liabilities every reporting period and records translation gains and losses resulting from fluctuations in the foreign currency exchange rates on the Balance Sheets. At December 31, 1998 and 1997, the cumulative translation gains were $197,000 and $220,000, respectively.

         Therapeutic Antibodies has loans with floating interest rates. These loans were 23% and 19% of the Company's total debt portfolio at December 31, 1998 and 1997. Changes in the interest rates charged on these loans have not been material in the years ended December 31, 1998, 1997 and 1996.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 1998, 1997 and 1996
                    and the cumulative development stage from
              August 10, 1984 (inception) through December 31, 1998


                                                                         Page
                                                                         ----
Report of Independent Accountants.........................................38

Consolidated Financial Statements:

         Balance Sheets...................................................39

         Statements of Operations.........................................40

         Statements of Stockholders' Equity...............................41

         Statements of Cash Flows.........................................42

         Notes to Financial Statements....................................43

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Therapeutic Antibodies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Therapeutic Antibodies, Inc. and Subsidiaries, A Development Stage Company (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and for the period August 10, 1984 (inception) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has been in the development stage since inception with its primary activities being research and development and has not yet commenced planned principal operations. The Company's efforts to obtain additional financing necessary to support 1999 activities have not been concluded, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PRICEWATERHOUSECOOPERS, LLP

Louisville, Kentucky
March 5, 1999

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                     December 31, 1998      December 31, 1997
                                                                                     -----------------      -----------------
         ASSETS

Current assets:
     Cash and cash equivalents                                                          $  7,760,328           $  4,915,077
     Restricted cash                                                                         419,168                      -
     Short-term investments                                                                        -              1,997,240
     Trade receivables                                                                        67,677                594,267
     Value added tax receivable                                                              326,849                179,629
     Inventories                                                                             287,802                489,138
     Other current assets                                                                    712,370                409,929
                                                                                        ------------           ------------

                   Total current assets                                                    9,574,194              8,585,280

Property and equipment, net                                                               11,074,766             11,456,690
Patent and trademark costs, net                                                              678,306                598,924
Other assets, net                                                                             94,236                159,171
                                                                                        ------------           ------------

                   Total assets                                                         $ 21,421,502           $ 20,800,065
                                                                                        ============           ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                              $  1,755,098           $  1,457,121
     Accrued interest                                                                        122,486                146,326
     Current portion of notes payable                                                      2,159,428              2,545,701
                                                                                        ------------           ------------
                   Total current liabilities                                               4,037,012              4,149,148

Notes payable, net of current portion                                                      4,744,216              6,059,072
Deferred revenue                                                                             342,363                559,467
Other liabilities                                                                            275,477                274,033
                                                                                        ------------           ------------

                   Total liabilities                                                       9,399,068             11,041,720
                                                                                        ------------           ------------

Convertible redeemable preferred stock - par value $.01 per share;
        1,000,000 shares authorized                                                                -                      -

Stockholders' equity:
     Common stock - par value $.001 per share; 59,000,000 shares authorized,
        52,057,219 issued and outstanding December 31, 1998; 30,000,000 shares
        authorized, 23,252,825 issued and outstanding December 31, 1997                       52,057                 23,253
     Additional paid-in capital                                                           87,074,215             68,927,203
     Deficit accumulated during the development stage (1984-1998)                        (75,301,311)           (59,412,383)
     Other comprehensive income                                                              197,473                220,272
                                                                                        ------------           ------------

                   Total stockholders' equity                                             12,022,434              9,758,345
                                                                                        ------------           ------------

                   Total liabilities and stockholders' equity                           $ 21,421,502           $ 20,800,065
                                                                                        ============           ============


The accompanying notes are an integral part of the consolidated financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                                                                            For the Cumulative
                                                                   For the Years Ended                      Development Stage
                                                                       December 31,                        from August 10, 1984
                                                   ----------------------------------------------------    (inception) through
                                                       1998                1997                1996         December 31, 1998
                                                   ------------        ------------        ------------     -----------------
Revenues:
    Sales and contract revenue                     $    726,960        $    392,888        $    600,607        $  3,518,077
    Licensing revenue                                 2,543,925           1,112,955             143,500           3,900,380
    Interest income                                     239,362             886,511             607,479           2,162,048
    Grant income                                         41,488             205,569             118,535             774,007
    Foreign currency gains                                    -                   -           1,733,357           1,785,984
    Value-added tax and insurance recoveries                  -                   -                   -             577,170
    Other                                                80,074              80,008              64,890             300,888
                                                   ------------        ------------        ------------        ------------

                                                      3,631,809           2,677,931           3,268,368          13,018,554
                                                   ------------        ------------        ------------        ------------


Expenses:
    Cost of sales and contract revenue                  440,759             110,740             334,989             985,916
    Research and development                         11,363,218          11,462,352           9,185,126          53,405,675
    General and administrative                        4,050,667           3,561,541           2,721,889          16,993,834
    Marketing and distribution                          547,406             614,598             361,262           2,523,959
    Depreciation and amortization                     1,561,951           1,643,922           1,387,916           7,073,621
    Interest                                          1,305,549           1,001,959           1,201,335           5,036,131
    Foreign currency losses                             240,703             913,119                   -           1,153,822
    Debt conversion expense                                   -                   -             801,597             801,597
    Other                                                10,485             217,418              20,371             345,310
                                                   ------------        ------------        ------------        ------------

                                                     19,520,737          19,525,649          16,014,485          88,319,865
                                                   ------------        ------------        ------------        ------------

Net loss                                            (15,888,928)        (16,847,718)        (12,746,117)        (75,301,311)

Preferred stock dividends                               (32,877)                  -                   -             (32,877)

                                                   ------------        ------------        ------------        ------------
Net loss applicable to common shareholders          (15,921,805)        (16,847,718)        (12,746,117)        (75,334,188)
Other comprehensive income (loss), before
    and after tax:
    Change in equity due to foreign currency
      translation adjustments                           (22,799)           (455,521)            859,202             197,473
                                                   ------------        ------------        ------------        ------------

Total comprehensive loss                           $(15,944,604)       $(17,303,239)       $(11,886,915)       $(75,136,715)
                                                   ============        ============        ============        ============


Basic and diluted net loss per share               $      (0.59)       $      (0.74)       $      (0.68)       $      (6.78)
                                                   ============        ============        ============        ============

Weighted average shares used in computing
    basic and diluted net loss per share             26,910,291          22,888,226          18,821,524          11,114,957
                                                   ============        ============        ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  for the years ended December 31, 1998, 1997 and 1996 and for the Cumulative Development Stage from August 10, 1984 (inception) through December 31, 1998

                                                            Common Stock                                       Additional
                                                    ------------------------------      Common Stock             Paid-In
                                                      Shares         Par Value           Subscribed              Capital
                                                    ------------  ---------------    -------------------    ----------------
Sale of common stock 1985 - 1995                     10,055,243   $        10,055                  2,122    $     27,418,235
One thousand-for-one stock split 1985                 2,797,200             2,797                                     (2,797)
Exercise of stock warrants
     at $.75 per share 1989 and $.50-$.75 1995          166,402               167                                    110,134
Issuance of shares 1990, 1992, 1994 and 1995          2,121,883             2,122                 (2,122)            (13,677)
Issuance of shares for acquisition
     of PAL 1992                                      1,415,875             1,416                                  3,155,984
Issuance of warrants 1992 and 1993                                                                                   212,000
Translation adjustment 1992 - 1995
Net loss from August 10, 1984 (inception)
     to December 31, 1995
                                                    ------------    --------------    -------------------     ---------------

Balance, December 31, 1995                           16,556,603            16,557                      -          30,879,879
Issuance of shares
     upon debt conversion                               466,383               466                                  2,564,639
Debt conversion charge                                                                                               801,597
Sale of common stock, net                               164,332               165                                    933,384
Initial public offering, net                          4,190,477             4,190                                 30,370,518
Exercise of stock warrants
     at $.75-$4.50 per share                            942,897               943                                  1,332,989
Exercise of stock options                                33,000                33                                     89,667
Issuance of warrants                                                                                                  46,944
Stock-based compensation expense                                                                                      62,431
Net loss 1996
Translation adjustment
                                                    ------------    --------------    -------------------     ---------------

Balance, December 31, 1996                           22,353,692            22,354                      -          67,082,048
Exercise of stock warrants
     at $.60-$3.50 per share                            888,716               889                                  1,357,197
Stock-based compensation expense                                                                                     469,438
Exercise of stock options                                10,417                10                                     18,520
Net loss 1997
Translation adjustment
                                                    ------------    --------------    -------------------     ---------------

Balance, December 31, 1997                           23,252,825            23,253                      -          68,927,203
Refinancing, net                                     28,690,561            28,690                      -          17,642,828
Exercise of stock warrants
     at $2.50 per share                                  20,500                21                                     51,229
Stock-based compensation expense                                                                                     160,129
Exercise of stock options                                93,333                93                                        (93)
Issuance of warrants                                                                                                 292,919
Net loss 1998
Translation adjustment
                                                    ------------    --------------    -------------------     ---------------

Balance, December 31, 1998                           52,057,219   $        52,057                      -    $     87,074,215
                                                    ============    ==============    ===================     ===============


                                                                                 Deficit
                                                            Stock           Accumulated During       Other
                                                        Subscriptions          Development       Comprehensive
                                                          Receivable              Stage             Income           Total
                                                      -----------------    ------------------    -------------   ------------
Sale of common stock 1985 - 1995                            (3,528,537)                     -               -    $ 23,901,875
One thousand-for-one stock split 1985
Exercise of stock warrants
     at $.75 per share 1989 and $.50-$.75 1995                                                                        110,301
Issuance of shares 1990, 1992, 1994 and 1995                 3,528,537                                              3,514,860
Issuance of shares for acquisition
     of PAL 1992                                                                                                    3,157,400
Issuance of warrants 1992 and 1993                                                                                    212,000
Translation adjustment 1992 - 1995                                                                $  (183,409)       (183,409)
Net loss from August 10, 1984 (inception)
     to December 31, 1995                                                  $      (29,818,548)                    (29,818,548)
                                                      ----------------     ------------------     -----------      ----------

Balance, December 31, 1995                                           -            (29,818,548)       (183,409)        894,479
Issuance of shares
     upon debt conversion                                                                                           2,565,105
Debt conversion charge                                                                                                801,597
Sale of common stock, net                                                                                             933,549
Initial public offering, net                                                                                       30,374,708
Exercise of stock warrants
     at $.75-$4.50 per share                                                                                        1,333,932
Exercise of stock options                                                                                              89,700
Issuance of warrants                                                                                                   46,944
Stock-based compensation expense                                                                                       62,431
Net loss 1996                                                                     (12,746,117)                    (12,746,117)
Translation adjustment                                                                                859,202         859,202
                                                      ----------------     ------------------     -----------      ----------

Balance, December 31, 1996                                           -            (42,564,665)        675,793      25,215,530
Exercise of stock warrants
     at $.60-$3.50 per share                                                                                        1,358,086
Stock-based compensation expense                                                                                      469,438
Exercise of stock options                                                                                              18,530
Net loss 1997                                                                     (16,847,718)                    (16,847,718)
Translation adjustment                                                                               (455,521)       (455,521)
                                                      ----------------     ------------------     -----------      ----------

Balance, December 31, 1997                                           -            (59,412,383)        220,272       9,758,345
Refinancing, net                                                     -                                             17,671,518
Exercise of stock warrants
     at $2.50 per share                                                                                                51,250
Stock-based compensation expense                                                                                      160,129
Exercise of stock options                                                                                                   -
Issuance of warrants                                                                                                  292,919
Net loss 1998                                                                     (15,888,928)                    (15,888,928)
Translation adjustment                                                                                (22,799)        (22,799)
                                                      ----------------     ------------------     -----------      ----------

Balance, December 31, 1998                                           -     $      (75,301,311)    $   197,473     $12,022,434
                                                      ================     ==================     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  Therapeutic Antibodies Inc. and Subsidiaries
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                FOR the Cumulative
                                                                              For the Years Ended               Development Stage
                                                                                 December 31,                  From August 10, 1984
                                                              ------------------------------------------------ (Inception) Through
                                                                  1998             1997                1996     December 31, 1998
                                                              ------------      ------------       ----------- -------------------
Cash flow from operating activities:
    Net loss                                                  $(15,888,928)     $(16,847,718)      $(12,746,117)      $(75,301,311)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization                            1,561,951         1,643,922          1,387,916          7,073,621
        Disposal of property and equipment                         279,328           282,806            532,817          1,206,566
        Foreign currency loss (gain)                               240,703           913,119         (1,733,357)          (632,162)
        Warrant expense                                            292,919                 -             46,944            486,913
        Stock-based compensation expense                           160,129           487,968             62,431            710,528
        Debt conversion expense                                          -                 -            801,597            801,597
        Changes in:
             Restricted cash                                      (419,168)                -                  -           (419,168)
             Trade receivable                                      355,227          (434,140)           (52,373)          (154,005)
             Inventories                                           201,335           (88,971)            (7,073)          (173,629)
             Other current assets                                 (301,155)           60,616           (128,813)          (709,262)
             Accounts payable and accrued expenses                 333,821           646,550           (340,411)         1,887,203
             Accrued interest                                       86,749              (777)           (37,512)           862,974
             Deferred revenue                                     (218,581)          (84,063)           313,670             11,026
             Other                                                  32,877                 -           (234,301)           (10,612)
                                                              ------------      ------------       ------------       ------------

      Net cash used in operating activities                    (13,282,793)      (13,420,688)       (12,134,582)       (64,359,721)
                                                              ------------      ------------       ------------       ------------

Cash flows from investing activities:
    Purchase of property and equipment                          (1,385,027)       (1,257,448)        (3,293,214)       (15,273,350)
    Patent and trademark costs, net                                (99,657)         (109,709)          (198,502)          (760,654)
    Purchase of short-term investments                                   -       (11,931,028)        (2,002,266)       (13,933,294)
    Maturity of short-term investments                           2,094,509        11,838,785                  -         13,933,294
    Other                                                                -                 -                  -             69,750
                                                              ------------      ------------       ------------       ------------

      Net cash provided by (used in) investing activities          609,825        (1,459,400)        (5,493,982)       (15,964,254)
                                                              ------------      ------------       ------------       ------------

Cash flows from financing activities:
    Proceeds from notes payable                                  4,641,239            17,605          2,518,239         20,450,244
    Payments on notes payable                                   (3,346,423)       (1,299,211)        (1,969,138)        (9,523,894)
    Proceeds from line of credit                                         -            61,897            123,371          3,371,278
    Payments on line of credit                                     (43,836)         (118,505)        (1,018,738)        (3,371,278)
    Proceeds from convertible debt, net                                  -                 -          5,432,500          9,655,000
    Payments on convertible debt                                         -                 -         (4,320,325)        (4,320,325)
    Proceeds from issuance of stock, net                        14,707,529         1,358,086         32,326,264         71,719,109
    Proceeds from issuance of warrants                                   -                 -                  -             65,000
    Other                                                           (1,869)           39,184             (5,628)          (149,467)
                                                              ------------      ------------       ------------       ------------

      Net cash provided by financing activities                 15,956,640            59,056         33,086,545         87,895,667
                                                              ------------      ------------       ------------       ------------


Effect of exchange rate changes on cash and cash equivalents      (438,421)         (766,427)         1,647,473            188,636
                                                              ------------      ------------       ------------       ------------
Net (decrease) increase in cash and cash equivalents             2,845,251       (15,587,459)        17,105,454          7,760,328

Cash and cash equivalents, beginning of period                   4,915,077        20,502,536          3,397,082                  -
                                                              ------------      ------------       ------------       ------------

Cash and cash equivalents, end of period                      $  7,760,328      $  4,915,077       $ 20,502,536       $  7,760,328
                                                              ============      ============       ============       ============
Supplemental cash flow disclosures:
    Cash payments for interest (net of amount capitalized)    $    929,106      $  1,017,000       $  1,142,738       $  1,612,778
                                                              ============      ============       ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND OPERATIONS OF THE COMPANY:

         Therapeutic Antibodies Inc. (the "Company") was incorporated on August 10, 1984 for the purpose of engaging in the research, development, production and marketing of therapeutic antibodies that provide protection against venoms, drugs, toxins and infectious diseases. The Company is a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, and is devoting substantially all of its present efforts to research and development, including pre-production activities. Certain of the Company's research and development and product testing activities are carried out through affiliations with scientists at academic institutions around the world. These affiliations include preclinical and clinical research agreements, consulting agreements, patent and royalty agreements and facility leases. Inherent in the development stage is a range of risks including the need for, and uncertainty of, future financing. The Company also faces risks stemming from the nature of the biopharmaceutical industry, such as the risk of competition, the risk of regulatory change, including potential changes in health care coverage, uncertainties associated with obtaining and enforcing patents and proprietary technology, uncertainty of the approval of products by governmental agencies and risks related to fluctuations in interest rates and foreign currencies.

         Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, for product research and development activities, for clinical testing and to meet Therapeutic Antibodies' overall increased working capital requirements. Management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Although the Company anticipates the launch of CroTAb(R) following FDA approval in mid-1999, revenues from sales of CroTAb(R) are not expected to be significant in 1999. Future capital requirements will depend on numerous factors including the progress of the Company's research programs and clinical trials, the development of regulatory submissions, the receipt of FDA approval of CroTAb(R), the commercial viability of the Company's products, the ability to attract collaborative partners with sales, distribution and marketing capabilities, and the terms of any new licensing arrangements.

         Funds for the Company's operating and capital requirements historically have been provided by the sale of equity and debt and from collaboration agreements and other financing arrangements. In November 1998, the Company successfully completed the private placement (described below in more detail) of 28,690,561 shares of Common Stock in the United States and in the United Kingdom, raising net cash proceeds of $12,600,000. At the time of the private placement, the Company estimated that the fundraising, together with licensing and contract revenue, would provide sufficient funds to allow the Company to reach the launch of several of its products, and accordingly bring the Company to the point at which its revenues can sustain ongoing product development. With the loss of the 1999 milestone payments and product revenues that would have been received under the Searle agreement, the Company will need to raise additional financing by mid-1999 to fund operations. The Company is currently pursuing several financing alternatives, including preliminary discussions that may lead to a merger on a share exchange basis at a value that approximates the current market value of Therapeutic Antibodies. The Board has also entered into discussions with third parties relating to the sale of additional debt or equity securities, the disposal of certain non-core investments, entering into additional product licensing arrangements, and possible combinations or collaborations with strategic partners. While the Directors believe that they will be able to successfully implement one or more of these financing strategies, there can be no assurance that they will be able to do so or to otherwise obtain financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the meantime, the Company continues to take measures, implemented in 1998, to conserve cash resources, while sustaining the progress of clinical trials for products that promise the most success.

         On November 9, 1998, the Company completed a $19,500,000 ((pound)11,500,000) capital refinancing involving the issuance of 28,690,561 new shares of Common Stock on the London Stock Exchange at $.68 (40 pence) per share. The refinancing included the private placement of 21,300,000 new shares of Common Stock. It also included the conversion of $2,000,000 (all outstanding shares) of the Series A Convertible Redeemable Preferred Stock issued by the Company in September 1998 and accrued dividends thereon of $33,000 into 2,995,692 shares of the Company's Common Stock and of $2,900,000 ((pound)1,700,000) principal and interest amount of certain loan notes into 4,394,869 shares of Common Stock. Approximately $12,600,000 ((pound)7,500,000) in cash was raised in the private placement, net of expenses, which will be used to fund the ongoing development of the Company's products and to repay the balance of the outstanding 15% Notes (see Note 5).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         b. FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to United States (U.S.) dollars at period-end exchange rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the period. Translation adjustments are reported as a separate component of stockholders' equity. The effects of translation of intercompany loans to international subsidiaries, which have been designated as long-term investments, are also included in the separate component of stockholders' equity. At December 31, 1998, the Company had approximately(pound)4,524,000 in British sterling and $31,500 in Australian dollars which were translated to U.S. dollars at the year end currency rates of 1.6595 and 0.6123, respectively. Foreign currency transaction losses for the years ended December 31, 1998 and 1997 were $240,703 and $913,119 and foreign currency transaction gains for the year ending December 31, 1996 were $1,733,357.

         c. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: All highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

                  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments. The Company places substantially all of its cash and temporary cash investments with one major financial institution. As of December 31, 1998, and at times throughout the period, cash balances were in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes no significant exposure from this concentration exists with respect to cash and temporary cash investments. The Company also maintains balances at a U.S. institution denominated in British pounds sterling and Australian dollars.

                  Short-term investments consisted of governmental and corporate debt instruments. The carrying value of these short-term investments approximated fair value at December 31, 1997.

         d. INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out) or market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         e. LONG-LIVED ASSETS: Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful life of the asset as follows:

                  Buildings and improvements - 10 to 20 years
                  Furniture, fixtures and equipment - 3 to 10 years Livestock - 5 years

                  Leasehold improvements are amortized over the shorter of their estimated life or the period of the related leases, including anticipated renewals for which the Company has an option.

                  Patent costs consist of legal fees associated with patent applications and filings and trademark costs consists of legal fees associated with trademark procurement. Once a patent is granted, costs are amortized using the straight-line method over 17 years from the patent grant date. Accumulated amortization was $55,117 and $27,282 as of December 31, 1998 and 1997, respectively. Trademark costs are amortized using the straight-line method over 10 years. Accumulated amortization was $27,231 and $34,790 as of December 31, 1998 and 1997, respectively.

                  The carrying value of long-lived assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, the carrying value is reduced to fair value.

         f. REVENUE RECOGNITION: Revenues from sales of products are recognized at the time of shipment. Revenues from licensing agreements are recognized when earned based upon signing the agreement, if applicable, and upon reaching predefined milestones in the development program.

                  The Company has received grants from the United Kingdom (U.K.) and Australia as a result of reaching certain employment levels and constructing production facilities. Grants related to employment levels and conducting clinical trials are recognized as income at the point in time that the conditions of the grant are satisfied. Grants related to construction of production facilities are recognized over the life of the facility.

         g. RESEARCH AND DEVELOPMENT COSTS: Research and development costs ("R&D"), costs for developing and improving manufacturing processes, pilot plant operations and inventories of products not yet approved for sale by governmental regulatory authorities are expensed when incurred.

         h. BASIC AND DILUTED EARNINGS PER COMMON SHARE: The basic and diluted earnings per common share calculation was based on SFAS No. 128, "Earnings per Share", which the Company adopted during the year ended December 31, 1997.

                  The calculations are based upon the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from stock options, warrants and other dilutive securities are excluded from the computations, as their effect is antidilutive.

         i. VALUE-ADDED TAX RECEIVABLE: The Company's operations in the U.K. are subject to value-added tax (VAT) where the Company pays tax at a rate of 17.5% on most goods and services purchased. These VAT taxes are subject to refund based on returns, which are filed quarterly with U.K. taxing authorities.

         j. FINANCIAL STATEMENTS ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         During 1998 Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1") and Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5") were issued. The Company will adopt SOP No. 98-1 and SOP No. 98-5 in 1999 as required. However, the effect of the adoption will not have a significant impact on the Company's financial position and results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their face value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains and losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This statement is effective for periods beginning after June 15, 1999. Management is currently assessing the impact of adopting SFAS No. 133, but does not anticipate a significant impact on the Company's financial position or results of operations.

4.       PROPERTY AND EQUIPMENT:

         Property and equipment at December 31 consists of the following:

                                                             1998                  1997
                                                          -----------          ------------
               Land                                       $   617,668          $   614,429
               Buildings and improvements                   8,314,053            7,976,570
               Construction in progress                             -               64,571
               Furniture, fixtures and equipment            7,870,686            7,141,732
               Livestock                                      905,062              870,323
                                                          -----------          -----------

                                                           17,707,469           16,667,625
               Accumulated depreciation                     6,632,703            5,210,935
                                                          -----------          -----------

                                                          $11,074,766          $11,456,690
                                                          ===========          ===========

         Buildings and improvements includes $10,120 and $38,288 of capitalized interest associated with the construction of a building in Australia in 1997 and 1996, respectively and $491,408 with the construction of buildings in the U.K. in 1995.

5.   Notes Payable:

     Notes payable at December 31 consist of:

                                                                                                     1998                1997
                                                                                                 ------------        ------------
   6% convertible notes payable, principal due October 1, 2000, interest
       due semi-annually on April 1 and October 1                                                $  2,905,000        $  2,905,000

   Capital lease payable to Phoenixcor Inc. (formerly Aberlyn Capital Management Limited
       Partnership), interest at 14.5%-18%, collateralized by equipment in the U.K. with a
       net book value of $1 million with monthly payments due through January 2000                    568,118           1,697,708

   11.5% note payable to Equitas, LP, principal due March 1999, interest due quarterly in November, February, May, and August, collateralized by various assets of the Company's subsidiaries and common shares of the Company's
       subsidiary, TAb U.K.                                                                           800,000             800,000

   12% and 15% unsecured notes payable to an officer of the Company, interest due monthly and/or quarterly, principal due January 1999 and December
       2000, respectively                                                                             500,000           1,000,000

   Note payable to Bank of Wales PLC, collateralized by certain real property in the U.K., interest at 2.5% over Bank of Wales lending rate (effective rate of 8.75% at December 31, 1998), principal and
       interest due monthly over 10 years through February 2005                                       356,445             395,363

   Notes payable to South Australian Minister for Primary Industries, collateralized by building and equipment, interest rates from 6.5%
       to 9%, principal repayable in annual installments through April 2008                         1,199,775           1,217,177

   Capital equipment leases, interest rates from 10.6% to 21.3%, principal
       and interest payable monthly through 2001                                                      206,711             327,172

    6% note payable to CATO, Inc., interest due semi-annually, principal due December 2000            100,000             100,000

   Other                                                                                              267,595             162,353
                                                                                                 ------------        ------------
                                                                                                    6,903,644           8,604,773
   Less current portion                                                                             2,159,428           2,545,701
                                                                                                 ------------        ------------
                                                                                                 $  4,744,216        $  6,059,072
                                                                                                 ============        ============

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

         The Company has capital lease agreements with Aberlyn Capital Management Limited Partnership under which it has financed $1,000,000 at 18% and $3,203,573 at 14.5%. The borrowings are collateralized by certain of the Company's equipment located in the U.K. Principal amounts mature through January 2000. During 1998, the $1,000,000 leases at 18% were repaid in full. Principal and interest payments on the remaining leases of $568,118 are due monthly. In connection with the agreement, the Company issued warrants in 1995 and 1994 to purchase a total of 102,514 shares of the Company's Common Stock at $5.00 per share. In June 1998, Aberlyn assigned the $3,203,573 leases at 14.5% to Phoenixcor Inc.

         In 1995, the Company obtained the proceeds of an $800,000 loan from Equitas, LP. The loan agreement provides for interest at an annual rate of 11.5% to be paid quarterly. Principal is due in full at maturity on July 24, 2000. However, the lender has elected to exercise its right to call the loan early and principal will be repaid in March 1999. The lender received warrants to purchase 22,198 shares of the Company's Common Stock at $8.00 per share. The loan is collateralized by accounts receivable, antisera inventory, and livestock from certain of the Company's subsidiaries as well as limited guarantees from those subsidiaries. The common shares of the Company's subsidiary, TAb U.K., additionally collateralize this loan.

         In April 1996, an officer of the Company made a short-term unsecured loan to the Company of $1,000,000 bearing interest at 12% (the "12% Note"). In May 1996, the officer converted $750,000 principal amount of the 12% Note into an equal amount of the Company's 1996 notes bearing interest at 15% (the "15% Notes"). In November 1998, $500,000 of the 15% Note was converted into 736,811 shares of the Company's Common Stock as a part of the capital refinancing. The $250,000 principal balance on the remaining 12% Note was paid in full with accrued interest in January 1999. The remaining $250,000 principal balance on the 15% Note is due in December 2000.

         In January 1995, financing of $465,900 was obtained from Bank of Wales PLC collateralized by certain real property in the U.K. The note is repayable over 10 years beginning in February 1995. Interest is paid at 2.5% over the Bank of Wales's base lending rate (effective rate of 8.75% at December 31, 1998).

         The Company's subsidiary, TAb Australasia Pty. Ltd., has two loan agreements with the South Australian Minister for Primary Industries (the "Minister"). The first agreement allowed TAb Australasia Pty. Ltd. to draw up to $2,000,000 Australian dollars ($1,224,600 U.S. dollars at December 31, 1998) to assist with construction and equipment of buildings at its Turretfield location in South Australia. The loan is to be repaid over ten years in equal annual installments through August 2007. Interest is variable at the discretion of the Minister and is due annually. The interest rates at December 31, 1998 and 1997 were 9% and 11% per annum. The loan is collateralized by a mortgage on the building and equipment purchased. The second agreement provided for a loan of $250,000 Australian dollars ($153,075 U.S. dollars at December 31,
         1998) for the construction of transportable buildings at the Company's Australian location. Principal and interest accrued thereon are to be repaid in semi-annual installments through April 2008. The interest rate at December 31, 1998 was 6.5% and is variable at the discretion of the Minister.

         The Company has available lines of credit at December 31, 1998 totaling 150,000 British pounds sterling with the Bank of Scotland and its subsidiary, Bank of Wales PLC, in the U.K. Interest is paid at 2.5% over the relevant bank's base lending rate (effective rate of 8.75% at December 31, 1998). The Company also has available lines of credit at December 31, 1998 of 50,000 Australian dollars with the Westpac Bank. This line of credit bears interest at 1.75% above the bank's base lending rate (effective rate of 10.5% at December 31, 1998). These lines of credit are collateralized by the guarantee of the Company and are due on demand. At December 31, 1998, the Company had no outstanding borrowings on these lines of credit. The weighted average interest rate on these lines of credit outstanding at December 31, 1997 was 9%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.       NOTES PAYABLE, CONTINUED:

         Aggregate maturities of fixed payments on notes payable for the next five years follow:

                      YEARS ENDING
                      DECEMBER 31:
                      ------------
                          1999                     $2,159,428
                          2000                      3,514,044
                          2001                        193,623
                          2002                        202,405
                          2003                        215,733
                       Thereafter                     618,411
                                                   ----------
                                                   $6,903,644
                                                   ==========

         At December 31, 1998 and 1997, $1,700,250 and $1,868,967, respectively, of the Company's debt obligations were denominated in British pounds sterling or Australian dollars and were translated to U.S. dollars at year-end exchange rates. The Company is subject to foreign currency risk to the extent that exchange rates between the U.S. dollar and the foreign currencies change. For accounting purposes, changes in exchange rates for the debt obligations result in translation adjustments which are reported as part of the separate component of stockholders' equity. At December 31, 1998 and 1997, the amount included in the cumulative translation adjustment related to the Company's debt obligations was $320,484 and $242,956 of gain, respectively. The Company does not hedge its exposure to foreign currency risks.

6.       INCOME TAXES:

         Under SFAS No. 109, Accounting for Income Taxes, deferred income taxes are recognized for future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted laws and statutory rates applicable in the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company determined that at December 31, 1998 and 1997 its ability to realize future benefits of deferred tax assets did not meet the "more likely than not" criteria in SFAS No. 109. The components of the net deferred tax liability recognized in the accompanying consolidated balance sheets are as follows:

                                                                    DECEMBER 31,
                                                              1998                1997
                                                          ------------         -----------
               Deferred tax assets                        $ 24,916,109          $ 19,214,452
               Deferred tax liabilities                       (275,477)             (643,339)
               Valuation allowance                         (24,916,109)          (18,845,146)
                                                          ------------          ------------

                                                          $   (275,477)         $   (274,033)
                                                          ============          ============

         The deferred tax liability arose due to tax differences in the bases of assets and liabilities relative to the acquisition of Polyclonal Antibodies, Ltd. and the temporary difference in capital allowance in U.K. assets. The deferred tax asset arises primarily from the Company's net operating loss carryforwards.

         At December 31, 1998, the Company had available net operating loss carryforwards for U.S. federal tax purposes of approximately $57,700,000, which expire in various amounts through 2018 and approximately $307,000 of research and development tax credits which expire through 2013. As a result of the capital refinancing in 1998 discussed in Note 1, the Company experienced an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. Consequently, the Company is subject to an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income. The annual limitation is $1,502,000 plus certain gains included in taxable income attributable to the Company prior to the ownership change.

         United Kingdom net operating loss carryforwards of $11,128,000 and Australian net operating loss carryforwards of $1,687,000 are available to offset future taxable income generated in those respective countries and may be carried forward indefinitely.

         The Company's effective tax rate varies from the federal statutory rate due to the recognition of a valuation allowance for financial reporting purposes.

7.       STOCK WARRANTS AND STOCK OPTIONS:

         At December 31, 1998 there were warrants outstanding to purchase 1,265,207 shares of the Company's Common Stock at prices ranging from $.68 to $8.00 (average price of $4.18) per share. All outstanding warrants expire from 1999 to 2003.

         Activity in stock warrants is as follows:

                                                      NUMBER OF       EXERCISE PRICE
                                                      WARRANTS           PER SHARE
                                                    -------------------------------
        Outstanding at December 31, 1995             2,303,135          $ .60-$8.00
           Granted                                     366,500          $      8.00
           Forfeited                                         -                    -
           Exercised                                  (942,897)         $ .75-$4.50


        Outstanding at December 31, 1996             1,726,738          $ .60-$8.00
           Granted                                       5,000          $      1.25
           Forfeited                                  (105,648)         $1.25-$3.50
           Exercised                                  (888,716)         $ .60-$3.50

        Outstanding at December 31, 1997               737,374          $2.50-$8.00
           Granted                                     707,500          $ .68-$2.49
           Forfeited                                  (159,167)         $2.50-$3.50
           Exercised                                   (20,500)         $      2.50

                                                   -----------
        Outstanding at December 31, 1998             1,265,207          $ .68-$8.00
                                                   ===========

         On April 26, 1996, the Board of Directors of the Company amended the Therapeutic Antibodies Inc. 1990 Stock Incentive Plan (the "1990 Plan"). Up to 1,650,000 shares of the Company's Common Stock may be subject to incentives under the 1990 Plan. The 1990 Plan provides for the grant to key employees, advisors, officers and directors of the Company of stock options complying with Section 422(a) of the Internal Revenue Code (qualified options) or options not qualifying under such provision (nonqualified options) as well as stock appreciation rights
         (SARs). The 1990 Plan provides for adjustment of the number of shares under the 1990 Plan in the event of stock splits, stock dividends and certain other events. The 1990 Plan also provides that if the Company shall not be the surviving corporation in a business combination, the holder of an outstanding option will be entitled to purchase stock in the surviving corporation on the same terms and conditions as the options. Options are nontransferable, and options and SARs are subject to any restrictions contained in the grant and applicable securities laws.

         On April 27, 1997, shareholders of the Company voted in favor of adopting the Company's 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan states that 1,100,000 shares of the Company's Common Stock will be reserved for issuance, at the discretion of the Company's Compensation Committee, to any director, employee, consultant or advisor of the Company or any of its subsidiaries. The 1997 Plan provides for adjustment of the number of shares available under the 1997 Plan in the event of stock splits, stock dividends and certain other events.

         Between the 1990 Plan and the 1997 Plan, options to purchase 2,589,609 shares of the Company's Common Stock were outstanding at December 31, 1998 at prices ranging from $.90 to $8.18 (average price of $3.97). Options granted under both the 1990 and 1997 Plans have a contractual life of ten years. The average remaining contractual life of outstanding options under both plans at December 31, 1998 is approximately 7.4 years. Generally, the Company grants options with a graded vesting requirement, which typically vests ratably over one to five years. The options are issued at or above the fair value of the underlying stock at date of grant. At December 31, 1998, 1,611,259 options were exercisable at a weighted average price of $4.09. All options expire from 1999 to 2008.

         Activity in stock options is as follows:

                                                     NUMBER OF         EXERCISE PRICE        WEIGHTED
                                                      OPTIONS            PER SHARE         AVERAGE PRICE
                                                     ---------------------------------------------------
          Outstanding at December 31, 1995           1,108,626           $1.25-$6.00          $   3.10
                      Granted                          538,050           $6.00-$8.18          $   6.12
                     Forfeited                          (1,300)          $      6.00          $   6.00
                     Exercised                         (33,000)          $2.40-$3.00          $   2.49

          Outstanding at December 31, 1996           1,612,376           $1.25-$8.18          $   4.12
                      Granted                          504,450           $4.00-$6.00          $   5.49
                     Forfeited                         (84,438)          $3.00-$6.00          $   4.18
                     Exercised                               -                     -                 -

          Outstanding at December 31, 1997           2,032,388           $1.25-$8.18          $   4.46
                      Granted                        1,042,670           $ .90-$3.37          $   2.71
                     Forfeited                        (287,949)          $2.40-$6.58          $   4.73
                     Exercised                        (197,500)          $      1.25          $   1.25
                                                     ---------
          Outstanding at December 31, 1998           2,589,609           $.90-$8.18           $   3.97
                                                     =========

         As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company follows the provisions of Accounting Principles Board Opinion 25 "Accounting For Stock Issued to Employees", and related interpretations in accounting for its stock option grants. Compensation expense for employees has not been recognized for options issued under the 1990 Plan and the 1997 Plan. Had compensation been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts that follow:


                                                            1998              1997           1996
                                                        ------------     ------------    ------------
          Net loss applicable to common shareholders
                 As reported                            ($15,921,805)    ($16,847,718)   ($12,746,117)
                 Pro forma                              ($16,572,715)    ($17,249,174)   ($12,922,164)

          Basic and diluted net loss per share
                 As reported                                  ($0.59)          ($0.74)         ($0.68)
                 Pro forma                                    ($0.62)          ($0.75)         ($0.69)



         During 1998, 1997 and 1996, the Company granted options to non-employees to purchase 395,420, 290,650 and 107,550 shares, respectively, of the Company's Common Stock. The expense related to these grants recognized during 1998, 1997 and 1996 was approximately $160,000, $469,000 and $62,000 respectively.

         The weighted average fair value of options granted during 1998, 1997 and 1996 was $1.55, $2.88 and $0.97, respectively.

         Fair value estimates were determined using a variation of the Black-Scholes model with the following weighted average assumptions for 1998, 1997 and 1996:


                                          1998         1997         1996
                                        ---------    ---------     -------
          Risk-free interest rate          6.0%         6.0%         6.0%
          Volatility factor                 55%          30%          25%
          Expected term of
            options (in years)              10           10            5
          Dividend yield                  none         none         none

         The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of the future amounts. SFAS No. 123 does not apply to awards made prior to December 31, 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

8.       NET LOSS PER COMMON SHARE COMPUTATIONS:



                                                      1998                 1997                1996
                                                   -----------        -------------       ------------
Net loss applicable to common shareholders
used for basic and diluted per share
computations (numerator)                          ($15,921,805)       ($16,847,718)       ($12,746,117)

Shares used for basic and diluted per share
computations (denominator)                          26,910,291           2,888,226          18,821,524

Basic and diluted net loss per amount share             ($0.59)             ($0.74)             ($0.68)




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

         LEASES: The Company leases laboratory and office space under operating leases. Aggregate rent expense incurred under these leases was approximately $694,915 in 1998, $475,209 in 1997 and $190,248 in 1996.
         Future minimum rental commitments under noncancelable operating leases as of December 31, 1998 are as follows:

                    YEARS ENDING
                    DECEMBER 31,
                    ------------
                       1999                               $  733,941
                       2000                                  696,087
                       2001                                  535,883
                       2002                                  519,836
                       2003                                  508,965
                                                          ----------
                                                          $2,994,712
                                                          ==========

10.      RELATED PARTY TRANSACTIONS:

         The Company incurred interest expense and loan guarantee fees of $167,312, $142,500 and $115,241 in the years ended December 31, 1998,
         1997 and 1996, respectively, on notes payable to certain directors of the Company and loan guarantees made by certain directors on behalf of the Company in order to obtain short-term loan financing.

11.  INTERNATIONAL OPERATIONS:

      The Company operates in one business segment and conducts its activities in the U.S., the U.K., Australia and before 1998, New Zealand. International operations are primarily located in the U.K. Intercompany sales between regions are made at cost plus markup. Summarized financial data by region are as follows:

1998                            U.S.            INTERNATIONAL       ELIMINATIONS            NET
----                        ------------        ------------        ------------        ------------
Revenues:
   Trade                    $  3,292,859        $    338,950        $         --        $  3,631,809
   Intercompany (a)              908,323           9,747,363         (10,655,686)                 --
                            ------------        ------------        ------------        ------------
                            $  4,201,182        $ 10,086,313         (10,655,686)       $  3,631,809
                            ============        ============        ============        ============
R & D expense (a)           $ 11,512,863        $  9,268,170        $ (9,417,815)       $ 11,363,218
                            ============        ============        ============        ============
Foreign currency loss       $    240,703        $    157,652        $   (157,652)       $    240,703
                            ============        ============        ============        ============
Net loss                    $(13,386,190)       $ (2,490,904)       $     11,834        $(15,888,928)
                            ============        ============        ============        ============
Capital expenditures        $     33,126        $  1,351,901        $         --        $  1,385,027
                            ============        ============        ============        ============
Long lived assets           $  1,375,562        $ 10,483,745        $    (12,000)       $ 11,847,307
                            ============        ============        ============        ============



1997                            U.S.            INTERNATIONAL       ELIMINATIONS             NET
----                        ------------        -------------       ------------        ------------
Revenues:
   Trade                    $  2,255,334        $    422,597        $         --        $  2,677,931
   Intercompany (a)              779,507          10,912,302         (11,691,809)                 --
                            ------------        ------------        ------------        ------------
                            $  3,034,841        $ 11,334,899        $(11,691,809)       $  2,677,931
                            ============        ============        ============        ============
R & D expense (a)           $ 13,458,565        $  8,871,785        $(10,867,998)       $ 11,462,352
                            ============        ============        ============        ============
Foreign currency loss       $    913,119        $    696,969        $   (696,969)       $    913,119
                            ============        ============        ============        ============
Net loss                    $(15,763,860)       $ (1,819,741)       $    735,883        $(16,847,718)
                            ============        ============        ============        ============
Capital expenditures        $     54,712        $  1,202,736        $         --        $  1,257,448
                            ============        ============        ============        ============
Long lived assets           $  1,459,792        $ 10,766,992        $    (12,000)       $ 12,214,784
                            ============        ============        ============        ============

1996                              U.S.             INTERNATIONAL       ELIMINATIONS           NET
----                           ------------        -------------       ------------       ------------
Revenues:
   Trade                       $  1,184,619        $    350,392        $        --        $  1,535,011
   Foreign currency gain          1,733,357                  --                 --           1,733,357
   Intercompany (a)               1,301,702           5,318,319         (6,620,021)                 --
                               ------------        ------------        -----------        ------------
                               $  4,219,678        $  5,668,711        $(6,620,021)       $  3,268,368
                               ============        ============        ===========        ============
R & D expense (a)              $  5,279,302        $  6,860,712        $(2,954,888)       $  9,185,126
                               ============        ============        ===========        ============
Net loss                       $ (5,468,662)       $ (5,223,305)       $(2,054,150)       $(12,746,117)
                               ============        ============        ===========        ============
Capital expenditures           $     99,035        $  3,194,179        $        --        $  3,293,214
                               ============        ============        ===========        ============
Long lived assets              $  1,528,257        $ 11,931,885        $   (12,000)       $ 13,448,142
                               ============        ============        ===========        ============


         (a) Intercompany revenues include interest income earned by the U.S. parent company on loans made to international subsidiaries and sales of products to, and the performance of contract research and development for, the U.S. parent company by international subsidiaries on a cost plus markup basis. The intercompany account associated with this activity is eliminated in consolidation.


12.      NONCASH INVESTING AND FINANCING ACTIVITIES:

         During 1998 and 1997 the Company purchased equipment in the amounts of $19,195 and $227,000, respectively, which was financed under capital lease agreements.

         On November 9, 1998 holders of $2,375,000 of the 15% Notes issued in 1998 converted principal plus accrued interest of $107,000 into 3,658,058 shares of the Company's Common Stock.

         On November 9, 1998, the Company converted $2,000,000 (all of the 100 outstanding shares) of its Series A Convertible Redeemable Preferred Stock and $33,000 of accrued dividends into 2,995,692 shares of its Common Stock.

         On November 9, 1998 the Company also converted $500,000 principal of the 15% Note held by an officer of the Company into 736,811 shares of the Company's Common Stock.

         On February 9, 1996 the Company issued 466,383 shares of common stock in exchange for $2,500,000 of principal and $65,000 of accrued interest on the 6% Notes.

         In May 1996 an officer of the Company converted $750,000 principal of the 12% Note into an equal principal amount of the Company's 15% Notes.

         On October 21, 1996 the Company issued 150,000 shares of common stock in exchange for(pound)250,000 principal on two notes payable to the Welsh Development Agency.

13.      CARRYING AMOUNT AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amount of cash and cash equivalents and short-term investments approximates fair value due to the short maturities of these instruments. The Company believes that it is not practicable to estimate the fair value of its long-term debt because these instruments were generally issued in a convertible form or in conjunction with warrants to purchase the Company's Common Stock. The Company would be required to obtain an independent valuation of each specific instrument.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                  SECTION 16(a) COMPLIANCE

                  Information with respect to the executive officers and directors of the Company and with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999.

ITEM 11.          EXECUTIVE COMPENSATION

                  Information with respect to the compensation of the Company's executive officers is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999, except that the Comparative Performance Graph and the Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Information with respect to the security ownership of certain beneficial owners of the Company's common stock and management is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

         (a)     The following documents are being filed as part of this Report.

                 1.       Financial Statements...............See Item 8 herein.

                 2.       Financial Statement Schedules

                          Independent Auditors Report........See Item 8 herein.

                 All schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                 3.       Exhibits.

                   EXHIBIT
                   NUMBER                                          DESCRIPTION OF EXHIBITS
                   -------                                         -----------------------
                      3.1           -   Amended and Restated Certificate of Incorporation of Therapeutic Antibodies
                                        Inc. (6)

                      3.2           -   Certificate of Amendment of the Amended and Restated Certificate of
                                        Incorporation of Therapeutic Antibodies Inc., filed May 13, 1998 (10)

                      3.3           -   Certificate of Amendment to the Amended and Restated Certificate of
                                        Incorporation of Therapeutic Antibodies Inc., filed November 6, 1998 (11)

                      3.4           -   Amended and Restated Bylaws of Therapeutic Antibodies Inc. (6)

                      4.1           -   Certificate of Designation of Rights and Preferences of Series A
                                        Convertible Redeemable Preferred Stock of Therapeutic Antibodies Inc.,
                                        filed September 28, 1998 (11)

                     10.1           -   Marketing Agreement, as amended, dated January 1, 1990, between Swedish
                                        Orphan AB and the Company.  (1)

                     10.2           -   Contract for the Production of Sheep Anti-Human IgG, dated October 5, 1992, between Baxter Germany and the Company.  (1)

                     10.4           -   Contract Services Agreement, dated December 16, 1991, between Ministry of
                                        Agriculture and Fisheries and the Company.  (1)

                     10.5           -   Agreement, dated December 16, 1991, between Ministry of Fisheries (now
                                        AgResearch) and the Company.  (1)

                     10.6           -   Office Lease Agreement, as amended, dated August 28, 1990, between Summit
                                        Place Limited and the Company.  (1)


                     10.7           -   Lease, dated January 9, 1992, between The Medical College of St.
                                        Bartholomew's Hospital in the City of London and the Company. (1)

                     10.8           -   Lease Agreement, dated January 29, 1997, between Vanderbilt University and the Company. (7)

                     10.9           -   Sublease, dated January 29, 1997, between Platinum Entertainment, Inc. as
                                        Sublessor, and the Company, as Sublessee. (7)

                     10.10          -   Assignment of 14/15 Newbury Street London EC1A 7HU, dated February 1, 1996, between Immunogen International Limited, as Assignor, and TAb London
                                        Limited, as Assignee. (7)

                     10.11          -   1990 Stock Incentive Plan, as amended. (1)

                     10.12          -   1997 Stock Option Plan (9)

                     10.13          -   Basic Cooperation/Joint Program Agreement, dated August 30, 1995, between
                                        Nigerian Federal Ministry of Health and Therapeutic Antibodies Inc.  (2)

                     10.14          -   Memorandum of Lease, dated August 1, 1995, between Minister for Primary
                                        Industries, as Lessor, and TAb Australia Pty. Limited, as Lessee
                                        (Turretfield lease).  (2)

                     10.15          -   Registration and Distribution Agreement, dated August 31, 1995, between
                                        Therapeutic Antibodies Inc. and F.H. Faulding & Co. Limited.  (2)

                     10.16          -   Loan Agreement, dated July 10, 1995, between Minister for Primary
                                        Industries and TAb Australia Pty. Ltd. and Deed of Charge, dated July 10,
                                        1995, between Minister for Primary Industries and TAb Australia Pty. Ltd. (2)

                     10.17          -   Lease Assignment, dated February 1, 1996, between Immunogen International
                                        Limited and TAb London Limited. (3)

                     10.18          -   Assignment, dated April 29, 1996, between Minister for Industry,
                                        Manufacturing, Small Business and Regional Development and TAb Australia,
                                        Pty. Ltd.  (4)

                     10.19          -   Agistment Agreement, dated August 29, 1996, between Martindale Holdings Pty
                                        Ltd. and TAb. Australia Pty Ltd.  (5)

                     10.20          -   Clinical Trials and Registration Agreement, dated October 4, 1996, between
                                        Therapeutic Antibodies Inc. and F.H. Faulding & Co. Limited.  (7)

                     10.21          -   Clinical Trials, Registration, Manufacturing and Distribution Agreement,
                                        dated February 21, 1997, between the Company and CSL Limited A.C.N.  (8)

                     10.22          -   Distribution Agreement, dated October 2, 1997, between the Company and
                                        Altana, Inc. (9)

                     10.23          -   Service Agreement, dated July 5, 1996, between Professor Timothy Chard and the Company. (7)

                     10.24          -   Employment Agreement, dated February 6, 1998, between Andrew J. Heath and the
                                        Company.*

                     10.25          -   Letter Agreement, dated September 1, 1998, between Stuart M. Wallis and the
                                        Company (regarding appointment as non-executive chairman).*

                     10.26          -   Consultancy Agreement, dated August 21, 1998, between Stuart M. Wallis and the Company.*

                     10.27          -   Consultancy Agreement, dated September 1, 1998, between Stuart M. Wallis and the Company.*

                     21.1           -   List of subsidiaries of the Registrant.*

                     27.1           -   Financial Data Schedule (for SEC use only)*



               (1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form 10, filed on May 1, 1995, File No. 0-25978.

               (2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

               (3) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

               (4) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

               (5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

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

               (9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

               (10) Incorporated by reference to exhibits filed with the
                    Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

               (11) Incorporated by reference to exhibits filed with the
                    Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

               *    Filed herewith.

         (b)   Reports on Form 8-K.

                      The Company filed a Current Report on Form 8-K on October 29, 1998 relating to an (pound) 11.5 million (US $19.5 million) refinancing involving the issue of 28,690,561 new shares of Common Stock, par value US $0.001, of the Company.

                      On November 10, 1998, the Company filed a Current Report on Form 8-K relating to a Special Meeting of Shareholders held to approve an amendment to the Company's Amended and Restated Certificate of Incorporation, which increased the number of authorized shares of the Company's Common Stock, par value US $0.001, from 39,000,000 to 59,000,000 shares.

         (c)      Compensatory Plans or Arrangements.

                  The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K.


                  Exhibit Number         Description of Exhibit
                  --------------         ----------------------
                  10.11                  1990 Stock Incentive Plan, as amended. (1)

                  10.12                  1997 Stock Option Plan. (9)

                  10.23                  Service Agreement, dated July 5, 1996, between Professor
                                         Tim Chard and the Company. (7)

                  10.24                  Employment Agreement, dated February 6, 1998, between
                                         Andrew J. Heath, M.D. and the Company.*

                  10.25                  Letter Agreement, dated September 1, 1998, between
                                         Stuart M. Wallis and the Company (regarding appointment
                                         or non-executive chairman).*

                  10.26                  Consultancy Agreement, dated August 21, 1998, between
                                         Stuart M. Wallis and the Company.*

                  10.27                  Consultancy Agreement, dated September 1, 1998,
                                         between Stuart M. Wallis and the Company.*


               *    Filed herewith.

               (1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form 10, filed on May 1, 1995, File No. 0-25978.

               (7) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

               (9) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         (d) Financial Statement Schedules Excluded from Annual Report to Shareholders.

               None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THERAPEUTIC ANTIBODIES INC.



Date:  March 30, 1999
                                       By: /s/ Andrew John Heath, M.D., Ph.D.
                                           -------------------------------------
                                           Andrew John Heath, M.D., Ph.D.
                                           Chief Executive Officer
                                           (Interim Principal Financial and
                                           Accounting Officer)


                                POWER OF ATTORNEY


                  That the undersigned officers and directors of Therapeutic Antibodies Inc., a Delaware corporation, do hereby constitute and appoint Andrew John Heath, M.D., Ph.D the lawful attorney and agent with full power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

                  IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            NAME                                         TITLE                              DATE
------------------------------------   -----------------------------------------       --------------
/s/ Stuart Michael Wallis              Chairman of the Board                           March 30, 1999
------------------------------------
Stuart Michael Wallis

/s/ Andrew John Heath, M.D., Ph.D.     Chief Executive Officer, Vice Chairman of       March 30, 1999
------------------------------------   the Board
Andrew John Heath, M.D., Ph.D.

/s/ Martin Shallenberger Brown         Secretary and Director                          March 30, 1999
------------------------------------
Martin Shallenberger Brown

/s/ Timothy Chard, M.D.                Senior Vice President-Research and              March 30, 1999
------------------------------------   Development Administration and Director
Timothy Chard, M.D.