Form 10-K/A
period 1998-12-31
THERAPEUTIC ANTIBODIES INC /DE
filed 1999-04-30
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________ to ________

                          COMMISSION FILE NO.: 0-25978
                                              ---------

                           THERAPEUTIC ANTIBODIES INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                 62-1212485
----------------------------------------    ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

    1207 17TH AVENUE SOUTH, SUITE 103
          NASHVILLE, TENNESSEE                             37212
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


       Registrant's telephone number, including area code: (615) 327-1027
                                                          ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
          Title of Each Class                       on Which Registered
----------------------------------------    ------------------------------------
                 NONE                                       NONE

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current directors and executive officers of the Company are as follows:

Name                               Age        Position
----                               ---        --------
Stuart M. Wallis                   53         Chairman of the Board

Andrew J. Heath, M.D., Ph.D.       51         Vice Chairman of the Board and Chief  Executive Officer

Martin S. Brown                    60         Director and Secretary

Tim Chard, M.D.                    61         Director and Senior Vice President - Research and Development
                                              Administration

James C. Christie                  41         Director of Global Operations

Carol Clark-Evans                  39         Vice President of Regulatory and Clinical Affairs

R. Stephen Porter                  49         Executive Director of Medical Affairs

         STUART M. WALLIS, Chairman of the Board. Mr. Wallis has held a number of senior management and board positions in the automotive, publishing, packaging and pharmaceutical industries. Mr. Wallis currently holds chairmanships with Seton Scholl Healthcare plc, Yorkshire Group PLC, John Mansfield Group PLC, Euramax plc and Hay Hall Group Ltd. He is a Director of Informa Group PLC, Herons Park Investments Ltd. and Silverspice Ltd. Mr. Wallis served as Chairman of Sheffield Forgemasters Ltd. from 1996 to 1998 and as the Chief Executive Officer of the pharmaceutical group Fisons from 1994 to 1995. He became Chairman of the Company in September 1998.

         ANDREW J. HEATH, M.D., PH.D., Vice Chairman of the Board and Chief Executive Officer. Dr. Heath holds a science degree in pharmacology from the University of London and an M.D. from Sweden's Gothenberg University. He has considerable experience in the pharmaceutical industry with Glaxo Inc. and Astra. Until 1996, he was responsible for more than 500 sales and marketing professionals for Astra U.S. as Vice President Marketing and Sales. In that post, he had profit and loss responsibility for Astra United States' pharmaceutical portfolio. He served as Chief Executive Officer at AeroGen, Inc., a privately held drug delivery company, from 1996 until 1998. Dr. Heath joined the Company as a Director, Vice Chairman of the Board and Chief Executive Officer in March 1998.

         MARTIN S. BROWN, Director and Secretary. Mr. Brown joined Jack Daniel Distillery Lem Motlow Prop, Inc., as Vice President in 1965, was elected President in 1973 and became chief executive in 1977. In 1983, he was elected Vice-Chairman of the parent company of Jack Daniel Distillery, Brown-Forman Corporation, a $1.6 billion (annual revenues) consumer goods company in which capacity he served until 1986. Mr. Brown is currently a director of Micro Craft, a privately held corporation. Mr. Brown served as Chairman of the Board of Therapeutic Antibodies from 1987 to August 1998, and served as Chief Executive Officer from 1987 to February 1998.

         TIM CHARD, M.D., Director and Senior Vice President - Research and Development Administration. Dr. Chard has been associated with the Medical College of St. Bartholomew's Hospital since 1968 where he currently serves as Professor and Chairman of the Department of Reproductive Physiology, and as honorary consultant to the Royal Hospitals Trust. He was a co-founder of the Company in 1984 and has been a member of the Board of Directors since that time.

He is also responsible for patent affairs of the research and development work of the Company. Dr. Chard is a recognized authority in the field of immunochemistry and is the author of a standard textbook on laboratory immunology, as well as more than 400 scientific articles. He is a member of the editorial board of a number of medical journals. He is also a member of a World Health Organization expert panel on vaccines and a director of Transatlantic Capital Limited, a member of the British Venture Capital Association.

         JAMES C. CHRISTIE, Director of Global Operations. Mr. Christie has management responsibility for research and development, quality control, the Company's Australian operations and its manufacturing facility in Wales. Mr. Christie joined the Company in 1998. Previously, Mr. Christie was Director of Operations at Centocor BV, a subsidiary of Centocor Inc., a United States biopharmaceutical company, from 1995 to 1998. He has extensive experience in taking products from research and development stages to market and has particular knowledge in the production of biological pharmaceutical products.

         CAROL CLARK-EVANS, Vice President of Regulatory and Clinical Affairs. From 1995 to 1996, Ms. Clark-Evans was Manager, Regulatory Affairs at Corning Besselaar, Inc., which is one of the world's largest contract research organizations. From 1992 to 1995, Ms. Clark-Evans was a Regulatory Scientist and Regulatory Liaison at Solvay Pharmaceuticals, Inc. Ms. Clark-Evans was Manager, Regulatory Affairs at Pharmacia & Upjohn, Inc. from 1984 to 1992. She joined the Company in 1996 and is responsible for its worldwide regulatory affairs.

         R. STEPHEN PORTER, PHARM.D., Executive Director of Medical Affairs. Dr. Porter joined the Company in 1995 from American Cyanamid Company, where he served in its medical research division from 1991 to 1995. From 1987 to 1991, Dr. Porter served as Director of Cardiovascular Pharmacology and Assistant Professor of Medicine at the Likoff Cardiovascular Institute within the Hahnemann School of Medicine in Philadelphia. Dr. Porter received his doctorate in clinical pharmacy from the University of Michigan. In addition to his duties at the Company, he currently serves as assistant editor for the Rocky Mountain Drug Consultation Center in Denver, Colorado.

         There are no family relationships between any directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on a review of copies of reports filed with the Securities and Exchange Commission and written representations from certain of the Company's directors and executive officers that no reports were required, the Company notes that Mr. Wallis' purchase of 375,000 shares of Common Stock on November 9, 1999 was not reported on Form 4 until April 8, 1999.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth for the years ended December 31, 1996, 1997 and 1998, the compensation paid to or accrued by or on behalf of the Company's Chief Executive Officer and the three other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") whose 1998 cash compensation was in excess of $100,000.

                                 ANNUAL COMPENSATION(1)       LONG-TERM COMPENSATION
                                 ----------------------     --------------------------
                                                               AWARDS          PAYOUTS
                                                            -----------        -------
                                                             SECURITIES
 NAME AND PRINCIPAL                                          UNDERLYING         LTIP          ALL OTHER
      POSITION            YEAR   SALARY($)     BONUS($)      OPTIONS(#)        PAYOUTS       COMPENSATION($)
      --------            ----   ---------     --------      ----------        -------       ---------------
Andrew J. Heath M.D.(2)   1998   $179,167       $     0       500,000        $      0          $100,634(5)(6)
    Vice Chairman
    and Chief
    Executive Officer

Carol Clark-Evans         1998   $116,528       $10,000        20,000        $      0          $     61(6)
    Vice President        1997     91,867         7,500             0               0                40(6)
    of Regulatory         1996     76,923         3,000        26,000               0                40(6)
    and Clinical
    Affairs

R. Stephen Porter         1998   $105,559       $     0             0        $      0          $    157(6)
    Director of           1997     99,666         2,500             0               0               142(6)
    Medical Affairs       1996     91,667         5,000        10,000               0               122(6)

A.J. Kazimi(3)            1998   $131,317       $     0        95,000        $      0          $    157(6)
    President and Chief   1997    171,548             0             0         712,176(4)            142(6)
    Operating Officer     1996    155,139             0        60,000               0               122(6)

--------------------
(1) These executive officers did not receive any annual compensation not properly categorized as salary or bonus, except for certain perquisites or other benefits the aggregate incremental cost of which to the Company for each officer did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for each such officer.
(2) Information given is as of March 2, 1998, the date that Dr. Heath joined the Company, through December 31, 1998.
(3) Although Mr. Kazimi resigned as President of the Company effective September 1, 1998, SEC rules require the inclusion of his compensation information in the table.
(4) During 1997, Mr. Kazimi paid the Company $46,625 to exercise warrants to purchase 44,667 shares of Company common stock. As of December 31, 1997, Mr. Kazimi continued to hold all of the shares of common stock received pursuant to the exercise of the warrants, which had an aggregate market value of $160,801. Mr. Kazimi also disposed of warrants to purchase an aggregate of 142,000 shares of the Company's common stock for total consideration of $598,000.
(5) The Company granted Dr. Heath $100,000 in moving expenses from California to Tennessee.
(6)      Group term life insurance.

         The Company has no long-term incentive plans, as that term is defined in Securities and Exchange Commission regulations, and the Company has no defined benefit or actuarial plans covering employees of the Company. The Company granted no Stock Appreciation Rights ("SARs") in 1998.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding grants of stock options made to the Named Executive Officers during 1998.

                                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                                         AT ASSUMED ANNUAL RATES
                                                                                                       OF STOCK PRICE APPRECIATION
                                                         INDIVIDUAL GRANTS                                  FOR OPTION TERM (2)
                        ----------------------------------------------------------------------------  -----------------------------
                                          PERCENTAGE OF
                           NUMBER OF      TOTAL OPTIONS
                           SECURITIES      GRANTED TO     EXERCISE OR    MARKET PRICE
                           UNDERLYING     EMPLOYEES IN     BASE PRICE      ON DATE        EXPIRATION
     NAME               OPTIONS GRANTED    FISCAL YEAR      ($/SH)(1)      OF GRANT          DATE            5%($)         10%($)
     ----               ---------------   -----------      ---------     -----------      ---------       -----------    ----------
Andrew J. Heath, M.D.     300,000 (3)         36%           $3.37           $2.37           6/29/08         $147,144     $  833,151
                          200,000 (4)         24             3.37            2.37           6/29/08           98,096        555,434

Carol Clark-Evans          20,000 (5)          2             2.40            2.37           6/29/08           29,210         74,943

R. Stephen Porter               0              0              N/A             N/A               N/A              N/A            N/A

A.J. Kazimi                95,000 (6)         11             1.23            1.30           9/01/08           84,318        203,477

--------------------
(1) All incentive stock options were granted at or above the fair market value on the date of grant, which value, prior to the Company's initial public offering in 1996, was determined by the board of directors.
(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.
(3) 60,000 options vested on March 2, 1999. An additional 60,000 options become exercisable on March 2 of 2000, 2001 and 2002. In addition, 57,500 and 2,500 options become exercisable on March 2 and June 29, 2003, respectively.
(4) 125,000 options vested on March 1, 1999. An additional 75,000 options vest upon achievement of any one of the three following goals:
       1. A licensing deal on CytoTAb(R) is concluded with a total value of at least $50,000,000 and with at least $5,000,000 in upfront signing payment, or $7,500,000 if equity investments are included; or
       2. Total revenues of the Company are at least $18,000,000 in any one year, or are, cumulatively, $40,000,000 in 1998, 1999, and 2000; or
       3. The share price of the Company's common stock gets to and stays above the IPO price ($8.11) for 6 months.
(5) 6,667 options become exercisable on each of 6/29/99 and 6/29/00; 6,666 options become exercisable on 6/29/01.
(6) On September 1, 95,000 options were granted to Mr. Kazimi as part of his severance package following his resignation as President effective 9/1/98. All options are fully exercisable.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         None of the Named Executive Officers exercised any stock options in 1998. The following table provides certain information, with respect to the Named Executive Officers, concerning the unexercised options at December 31, 1998.

                                       NUMBER OF SECURITIES UNDERLYING                 VALUE OF UNEXERCISED
                                           UNEXERCISED OPTIONS AT                     IN-THE-MONEY OPTIONS AT
                                             FISCAL YEAR END (#)                      FISCAL YEAR END ($)(1)
                                     ----------------------------------         --------------------------------
        NAME                         EXERCISABLE          UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
---------------------                -----------          -------------          -----------        -------------
Andrew J. Heath, M.D.                    9,000                500,000                N/A                 N/A

A.J. Kazimi                            190,000                 20,000                N/A                 N/A

Carol Clark-Evans                       12,000                 34,000                N/A                 N/A

R. Stephen Porter                       34,000                 16,000                N/A                 N/A

-----------------------
(1) The exercise price of all of the stock options held by each of the named persons at fiscal year end exceeded the fair market value of the common stock underlying the options as reported on the London Stock Exchange.

EMPLOYMENT/CONSULTANCY AGREEMENTS

         The Company, through its subsidiary Therapeutic Antibodies UK Ltd ("TAb UK"), entered into a Consultancy Agreement with Stuart M. Wallis dated August 21, 1998 (the "August Consultancy Agreement"), pursuant to which Mr. Wallis agrees to provide certain consulting services generally relating to assessing the Company's operations. The August Consultancy Agreement is terminable by the Company upon prior written notice at any time after June 27, 2001 or by Mr. Wallis upon one month's prior written notice. The August Consultancy Agreement also provides that Mr. Wallis shall keep confidential certain information acquired in the course of his duties for the Company.

         As compensation under the August Consultancy Agreement, Mr. Wallis was granted options to purchase shares of the Company's common stock. Generally, the options become exercisable, if at all, once during each of the 90 day periods commencing on June 8, 2000 and June 8, 2001. Subject to certain exceptions, the options expire on September 8, 2001 and the exercise price is (pound) 1 per share of common stock. The number of shares for which the option may be exercised is calculated pursuant to the formula: (IV x RF)/MV, where IV equals, on any date, the market capitalization of the Company on that date, less the aggregate of (a) the market capitalization of the Company on June 8, 1998 and
(b) any amounts received by the Company in consideration of the issuance of equity shares since June 8, 1998; MV equals, on any date, the average closing mid-market quotations of a share as derived from the London Stock Exchange Daily Official List on the last five trading days prior to that date; and RF equals
(i) 0 if the Company's Share Growth Rate ("SGR") ranks in the third or fourth quartiles compared to all companies in the FTSE Small-cap Index; (ii) between 0, where the Company's SGR ranks at the 50th percentile, and 1/10 where the Company's SGR ranks at the first quartile, increasing on a straight-line basis between those positions; and (iii) 1/10 where the Company's SGR ranks within the first quartile; and where SGR represents the increase or decrease in share price over a given measurement period. If prior to June 8, 1999 the August Consultancy Agreement is terminated (other than by reason of dishonesty or fraud), the options will vest and will remain exercisable until July 8, 1999. Generally, options may be exercised within three months of a change in control.

         In addition, the Company, through TAb UK, entered into a Consultancy Agreement with Mr. Wallis dated September 1, 1998 (the "September Consultancy Agreement") pursuant to which Mr. Wallis agrees to provide certain consulting services generally relating to the strategic development and growth of the Company. Mr. Wallis' base annual salary under the September Consultancy Agreement is (pound) 60,000, subject to annual review. The September Consultancy Agreement is terminable by either party upon not less than 12 months' prior written notice. The September Consultancy Agreement also provides that Mr. Wallis shall keep confidential certain information acquired in the course of his duties for the Company.

         The Company also, through TAb UK, entered into a letter agreement with Mr. Wallis dated September 1, 1998 (the "Letter Agreement") pursuant to which Mr. Wallis agreed to serve as Chairman of the Board. Mr. Wallis' annual salary under the Letter Agreement is (pound) 10,000. The Letter Agreement is terminable by either party upon not less than 12 months' prior written notice; provided, however, that the Company may not terminate the Letter Agreement prior to August 31, 2001. The Letter Agreement also provides that Mr. Wallis shall keep confidential certain information acquired in connection with his services on behalf of the Company.

         The Company entered into an Employment Agreement with Andrew J. Heath, effective February 6, 1998 (the "Employment Agreement"), pursuant to which Dr. Heath is employed as Vice Chairman and Chief Executive Officer of the Company. Dr. Heath's base annual salary under the Employment Agreement is $215,000, subject to periodic review. In addition to the annual base salary, Dr. Heath is entitled to receive an annual bonus, the amount of which is determined by the Compensation Committee of the board of directors at its sole discretion. The Employment Agreement is terminable by either party upon thirty days' prior written notice. Upon termination by the Company without cause, Dr. Heath is entitled to severance compensation in the amount of his annual base salary. The Employment Agreement also provides that Dr. Heath keep confidential certain information acquired in connection with his services on behalf of the Company pursuant to the terms of a Confidentiality Agreement dated February 7, 1998 between the Company and Dr. Heath. In addition, during the term of his employment Dr. Heath agrees not to compete with the Company. If Dr. Heath voluntarily terminates his employment with the Company, the terms of this noncompete expires 24 months from the date of termination. If Dr. Heath is terminated for cause (as defined in the Employment Agreement), the term of the noncompete expires 18 months from the date of termination. If Dr. Heath is terminated without cause, the noncompete expires on the date of termination. Dr. Heath further agrees, for a period of one year after the termination of his employment with the Company, not to solicit the business or employees of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the board of directors established the compensation arrangements for executive officers of the Company for the year ended December 31, 1998. The Compensation Committee for 1998 consisted of Joseph Williams, Robert Hilton and Steven Stroup until August 31, 1998. Following the restructuring of the board on September 1, 1998 and the resignations of Messrs. Williams, Hilton and Stroup, the board of directors assumed responsibility for reviewing and setting executive compensation. There are no interlocking relationships among the former members of the Compensation Committee. Drs. Heath and Chard both serve as executive officers and members of the board of directors of the Company. Drs. Heath and Chard did not participate in deliberations concerning executive officer compensation during the last fiscal year.

1990 STOCK INCENTIVE PLAN

         The board of directors of the Company has adopted, with approval of the Company's stockholders, the 1990 Stock Incentive Plan as amended (the "1990 Plan"). The 1990 Plan provides for the grant to (i) key employees of the Company of stock options complying with Section 422A of the Internal Revenue Code ("incentive stock options") or (ii) advisors, officers and directors of the

Company of stock options not qualifying under such provision ("non-qualified options"), for the purchase of an aggregate of up to 1,650,000 shares of common stock, as well as stock appreciation rights ("SARs"). The 1990 Plan provides for adjustment of the number of shares available under the plan in the event of stock splits, stock dividends and certain other events. The 1990 Plan also provides that if the Company shall not be the surviving corporation in a business combination, the holder of an outstanding option will be entitled to purchase stock in the surviving corporation on the same terms and conditions as the option. Options are non-transferable, and options and SARs are subject to any restrictions contained in the grant and applicable securities laws.

1997 STOCK OPTION PLAN

         In 1997, the Board of Directors of the Company adopted and the Company's stockholders approved at the 1997 Annual Meeting of Stockholders, the Company's 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the grant of stock options and SARs to directors, employees, consultants or advisors of the Company. The 1997 Plan distinguishes between stock options granted to (a) eligible plan participants, generally ("Eligible Participants"), and (b) plan participants who are residents of the United Kingdom and who are eligible to participate ("U.K. Participants"), and contains provisions applicable to the grant of options to each. Options granted to Eligible Participants pursuant to the 1997 Plan may, at the discretion of the Compensation Committee, be incentive stock options or non-qualified options. A total of 1,100,000 shares of Common Stock have been reserved for issuance under the 1997 Plan. The 1997 Plan provides for adjustment of the number of shares available under the plan in the event of stock splits, stock dividends and certain other events. The 1997 Plan also provides that if the Company shall not be the surviving corporation in a business combination, all outstanding options will terminate, provided that, subject to certain limitations under the Internal Revenue Code, all outstanding options shall become exercisable immediately prior to such transaction whether or not the vesting requirements of such options have been satisfied, unless the Compensation Committee elects to convert all options into options to purchase stock of an acquiring corporation. Options are non-transferable, except by will or pursuant to the laws of descent and distribution; provided, that non-qualified options may be transferable to the extent provided in the applicable stock option agreement. Options and SARs are also subject to any restrictions contained in the grant and applicable securities laws.

401(K) PLAN

         The Company has established the Therapeutic Antibodies Inc. 401(k) Savings Plan (the "401(k) Plan"), which is a qualified retirement plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. All United States employees of the Company are eligible to participate in the 401(k) Plan immediately upon employment. The 401(k) Plan permits eligible employees to contribute from 1% to 15% of their earnings to the 401(k) Plan by payroll deduction, subject to certain other statutory limits. The 401(k) Plan permits the Company to make discretionary matching contributions or other employer contributions to the 401(k) Plan each year. The Company currently does not make matching contributions to the 401(k) Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares held beneficially, directly or indirectly, as of April 26, 1999, by (i) all beneficial owners of more than 5% of the Company's Common Stock, (ii) all directors and Named Executive Officers of the Company, and (iii) all directors and executive officers as a group, together with the percentage of the outstanding shares which such ownership represents.

NAME AND ADDRESS                                     AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                                 BENEFICIAL OWNERSHIP(3)              PERCENT OF CLASS (4)
-------------------                                 -----------------------              --------------------
Stuart M. Wallis                                           375,000                             *
69-77 Paul Street
London EC2A 4LQ

Andrew J. Heath, M.D.(1)(2)                                454,730 (5)                         *

Martin S. Brown (1)                                      3,909,604 (6)                         7.47%

Tim Chard, M.D. (1)                                      1,055,790 (7)                         2.03

Carol Clark-Evans (1)(2)                                    27,143 (8)                         *

R. Stephen Porter(1)(2)                                     49,361 (9)                         *

A.J. Kazimi (2)                                            488,000 (10)                        *
712 Overton Park
Nashville, TN 37215

All directors and executive officers                     6,167,961 (11)                       11.71
     as a group (7 persons)

Nomura International plc                                 7,217,325 (12)                       13.86
Nomura House
1 St. Martin-Le-Grand
London EC1A 4NP

WestLB Panmure Limited                                   4,374,444 (13)                        8.40
35 New Broad Street
New Broad Street House
London EC2M 1NH

PPM America, Inc.                                        4,761,900 (14)                        9.14
225 West Wacker Drive, Suite 1200
Chicago, Illinois  60606

--------------------
*      Indicates less than 1% ownership.
(1) The address for Messrs. Brown, Heath, Porter, Christie and Chard and Ms. Clark-Evans is c/o the Company, 1207 17th Avenue South, Suite 103, Nashville, Tennessee 37212.
(2)    Named Executive Officers.
(3) Beneficial ownership is deemed to include shares of the Company's Common Stock which an individual has a right to acquire within 60 days of the date of this Proxy Statement upon the exercise of options. The table includes options granted under the Company's 1990 Stock Incentive Plan and its 1997 Stock Option Plan (collectively, the "Option Plans"). These shares are deemed to be outstanding for the purposes of computing the percentage ownership of that individual but are not deemed outstanding for the purposes of computing the percentage of any other person. Unless otherwise noted in the following footnotes, the persons as to whom information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned.
(4)    Computation based upon 52,057,219 shares outstanding on April 26, 1999.

(5) Includes 194,000 shares of Common Stock issuable upon the exercise of options granted pursuant to the Option Plans and 12,500 shares of Common Stock upon the exercise of warrants outstanding.
(6) Includes 179,804 shares of Common Stock owned by Mr. Brown's spouse, 79,000 shares of Common Stock issuable upon the exercise of warrants outstanding, 6,250 shares of Common Stock registered in the name of the Cockayne Fund, Inc., over which Mr. Brown shares investment control, 205,000 shares of Common Stock issuable upon the exercise of options granted pursuant to the Option Plans, 68,449 shares of Common Stock held in an Individual Retirement Account and 645,706 shares of Common Stock held by the Atticus Trust of which Mr. Brown is a trustee.
(7) Includes 50,000 shares of Common Stock issuable upon the exercise of options granted pursuant to the Option Plans.
(8) Includes 24,667 shares of Common Stock issuable upon the exercise of options granted pursuant to the Option Plans.
(9) Includes 42,000 shares of Common Stock issuable upon the exercise of options granted pursuant to the Option Plans.
(10) Includes 210,000 shares of Common Stock issuable upon the exercise of options granted pursuant to the Option Plans. Mr. Kazimi resigned as a director and executive officer of the Company in August 1998. His shareholdings are required to be included under SEC rules.
(11) Includes 91,500 shares of Common Stock issuable upon the exercise of outstanding warrants and 534,000 shares of Common Stock issuable upon the exercise of options granted pursuant to the Option Plans.
(12) Information is as of December 31, 1998 and is derived from a Schedule 13G filed with the Securities and Exchange Commission on December 31, 1998.
(13) Information is as of December 31, 1998 and is derived from a Schedule 13G filed with the Securities and Exchange Commission on January 8, 1999.
(14) Information is as of December 31, 1998 and is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 12, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1996, Mr. Brown purchased $750,000 principal amount of the Company's 15% Subordinated Promissory Notes due December 31, 1998 (the "15% Notes"). Also in 1996, Mr. Brown made a series of advances to the Company, which the Company evidenced by the issuance of a $250,000 12% Promissory Note due December 31, 1998 (the "12% Note"). In October 1998, Mr. Brown agreed to extend the maturity dates of the 12% Note and the balance of the 15% Note to December 31, 2000. On November 9, 1998, Mr. Brown converted $500,000 principal and interest of the 15%
Note into 736,811 shares of the Company's common stock in connection with the Company's private placement. On January 11, 1999, the Company repaid Mr. Brown the entire outstanding principal balance, together with accrued interest, on the 12% Note.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THERAPEUTIC ANTIBODIES INC.

Date:  April 27, 1999                  By:  /s/ Andrew John Heath, M.D., Ph.D.
                                            ------------------------------------
                                            Andrew John Heath, M.D., Ph.D.
                                            Chief Executive Officer (Interim
                                            Principal Financial and
                                            Accounting Officer)



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            NAME                                           TITLE                                       DATE
----------------------------------------------    ------------------------------------------       --------------
/s/ Andrew John Heath, M.D., Ph.D.*               Chairman of the Board                            April 27, 1999
----------------------------------------------
Stuart Michael Wallis

/s/ Andrew John Heath, M.D., Ph.D.                Chief Executive Officer, Vice Chairman of        April 27, 1999
----------------------------------------------    the Board
Andrew John Heath, M.D., Ph.D.

/s/ Andrew John Heath, M.D., Ph.D.*               Secretary and Director                           April 27, 1999
----------------------------------------------
Martin Shallenberger Brown

/s/ Andrew John Heath, M.D., Ph.D.*               Senior Vice President-Research and               April 27, 1999
----------------------------------------------    Development Administration and Director
Timothy Chard, M.D.

*Executed by Andrew John Heath, M.D., Ph.D.
in his capacity as attorney-in-fact pursuant to Power of Attorney on file with the Securities and Exchange Commission.