Form 10-Q
period 1999-03-31
THERAPEUTIC ANTIBODIES INC /DE
filed 1999-05-17
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999, or

         [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____________ to _____________.

                        COMMISSION FILE NO.:    0-25978
                                             ---------------

                           THERAPEUTIC ANTIBODIES INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                       62-1212485
----------------------------------------                    -------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                        Identification No.)

    1207 17TH AVENUE SOUTH, SUITE 103
          NASHVILLE, TENNESSEE                                     37212
----------------------------------------                    -------------------
(Address of Principal Executive Offices)                        (Zip Code)

             (615) 327-1027
----------------------------------------
     (Registrant's Telephone Number,
          Including Area Code)

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

                  YES  X            NO
                     ------           ------

         As of May 17, 1999, 52,057,219 shares of the registrant's Common Stock were outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                                                        Page
                                                                        ----

Condensed Consolidated Balance Sheets -- March 31, 1999
     and December 31, 1998..............................................  1

Condensed Consolidated Statements of Operations -- Three
     months ended March 31, 1999 and 1998...............................  2

Consolidated Statements of Cash Flows -- Three
     months ended March 31, 1999 and 1998...............................  3

Notes to Condensed Consolidated Financial Statements ...................  4

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31, 1999         December 31, 1998
                                                                                       --------------         -----------------
         ASSETS

Current assets:
     Cash and cash equivalents                                                          $  3,497,279             $  7,760,328
     Restricted cash                                                                         136,170                  419,168
     Trade receivables                                                                        70,724                   67,677
     Value added tax receivable                                                              294,485                  326,849
     Inventories                                                                             306,859                  287,802
     Other current assets                                                                    581,671                  712,370
                                                                                        ------------             ------------
                  Total current assets                                                     4,887,188                9,574,194

Property and equipment, net                                                               10,927,311               11,074,766
Patent and trademark costs, net                                                              695,311                  678,306
Other assets, net                                                                             81,400                   94,236
                                                                                        ------------             ------------
                  Total assets                                                          $ 16,591,210             $ 21,421,502
                                                                                        ============             ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued expenses                                              $  1,473,290             $  1,755,098
     Accrued interest                                                                         91,475                  122,486
     Current portion of notes payable                                                      1,570,228                2,159,428
                                                                                        ------------             ------------
                  Total current liabilities                                                3,134,993                4,037,012

Notes payable, net of current portion                                                      4,715,579                4,744,216
Deferred revenue                                                                             325,133                  342,363
Other liabilities                                                                                 --                  275,477
                                                                                        ------------             ------------
                  Total liabilities                                                        8,175,705                9,399,068
                                                                                        ------------             ------------


Stockholders' equity:

     Common stock - par value $.001 per share; 59,000,000 shares authorized,
        52,057,219 issued and outstanding                                                     52,057                   52,057
     Additional paid-in capital                                                           87,086,104               87,074,215
     Deficit accumulated during the development stage (1984-1999)                        (78,680,016)             (75,301,311)
     Other comprehensive income (loss)                                                       (42,640)                 197,473
                                                                                        ------------             ------------
                  Total stockholders' equity                                               8,415,505               12,022,434
                                                                                        ------------             ------------
                  Total liabilities and stockholders' equity                            $ 16,591,210             $ 21,421,502
                                                                                        ============             ============

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                For the                For the Cumulative
                                                          Three Months Ended            Development Stage
                                                                March 31,             from August 10, 1984
                                                   --------------------------------    (inception) through
                                                       1999                1998           March 31, 1999
                                                   ------------        ------------        ------------
Revenues:
    Sales and contract revenue                     $     64,688        $     89,691        $  3,582,765
    Licensing revenue                                        --             143,925           3,900,380
    Interest income                                      64,314              86,849           2,226,362
    Grant income                                         10,210              10,287             784,217
    Foreign currency gains                                   --              46,476           1,785,984
    Value-added tax and insurance recoveries                 --                  --             577,170
    Other                                                 6,931               8,214             307,819
                                                   ------------        ------------        ------------
                                                        146,143             385,442          13,164,697
                                                   ------------        ------------        ------------
Expenses:
    Cost of sales and contract revenue                   35,155              19,004           1,021,071
    Research and development                          2,374,625           2,565,670          55,780,300
    General and administrative                          317,679             981,129          17,311,513
    Marketing and distribution                           88,155             135,936           2,612,114
    Depreciation and amortization                       415,800             373,968           7,489,421
    Interest                                            133,635             212,884           5,169,766
    Foreign currency losses                             159,799                  --           1,313,621
    Debt conversion expense                                  --                  --             801,597
    Other                                                    --                  --             345,310
                                                   ------------        ------------        ------------
                                                      3,524,848           4,288,591          91,844,713
                                                   ------------        ------------        ------------
Net loss                                             (3,378,705)         (3,903,149)        (78,680,016)
                                                   ============        ============        ============
Redeemable preferred stock dividends                         --                  --             (32,877)
                                                   ------------        ------------        ------------
Net loss applicable to common shareholders           (3,378,705)         (3,903,149)        (78,712,893)
Other comprehensive income (loss), before
    and after tax:
    Change in equity due to foreign currency
      translation adjustments                          (240,113)             84,650             (42,640)
                                                   ------------        ------------        ------------
Total comprehensive loss                           $ (3,618,818)       $ (3,818,499)       $(78,755,533)
                                                   ============        ============        ============
Basic and diluted net loss per share               $      (0.06)       $      (0.17)       $      (6.66)
                                                   ============        ============        ============
Weighted average shares used in computing
    basic and diluted net loss per share             52,057,219          23,252,825          11,812,837
                                                   ============        ============        ============

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          For the               For the Cumulative
                                                                      Three Months Ended         Development Stage
                                                                          March 31,             from August 10, 1984
                                                                 ----------------------------   (inception) through
                                                                    1999                1998      March 31, 1999
                                                                ------------      -----------     --------------
Cash flow from operating activities:
    Net loss                                                     $(3,378,705)     $(3,903,149)     $(78,680,016)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                                 415,800          373,968         7,489,421
       Disposal of property and equipment                                 --               --         1,206,566
       Foreign currency (gain) loss                                  159,799          (46,476)         (472,363)
       Warrant expense                                                    --               --           486,913
       Stock-based compensation expense                               11,889           27,186           722,417
       Debt conversion expense                                            --               --           801,597
       Changes in:
            Restricted cash                                          282,998               --          (136,170)
            Trade receivable                                          18,683          412,803          (135,322)
            Inventories                                              (19,056)          19,234          (192,685)
            Other current assets                                     119,735           91,512          (589,527)
            Accounts payable and accrued expenses                   (266,771)         (72,889)        1,620,432
            Accrued interest                                         (32,623)         (14,641)          830,351
            Deferred revenue                                         (10,208)          23,548               818
            Other                                                   (271,027)              --          (281,639)
                                                                 -----------      -----------      ------------
                 Net cash used in operating activities            (2,969,486)      (3,088,904)      (67,329,207)
                                                                 -----------      -----------      ------------
Cash flows from investing activities:
    Purchase of property and equipment                              (408,686)        (133,701)      (15,682,036)
    Patent and trademark costs                                       (27,189)         (15,651)         (787,843)
    Purchase of short-term investments                                    --               --       (13,933,294)
    Maturity of short-term investments                                    --        1,497,240        13,933,294
    Other                                                                 --               --            69,750
                                                                 -----------      -----------      ------------
       Net cash provided by (used in) investing activities          (435,875)       1,347,888       (16,400,129)
                                                                 -----------      -----------      ------------
Cash flows from financing activities:
    Proceeds from notes payable                                           --               --        20,450,244
    Payments on notes payable                                       (653,824)        (306,487)      (10,177,718)
    Proceeds from line of credit                                          --               --         3,371,278
    Payments on line of credit                                            --          (43,836)       (3,371,278)
    Proceeds from convertible debt, net                                   --               --         9,655,000
    Payments on convertible debt                                          --               --        (4,320,325)
    Proceeds from issuance of stock, net                                  --               --        71,719,109
    Proceeds from issuance of warrants                                    --               --            65,000
    Other                                                                 --               --          (149,467)
                                                                 -----------      -----------      ------------
         Net cash (used in) provided by financing activities        (653,824)        (350,323)       87,241,843
                                                                 -----------      -----------      ------------
Effect of exchange rate changes on cash and cash equivalents        (203,864)         (21,246)          (15,228)
                                                                 -----------      -----------      ------------
Net (decrease) increase in cash and cash equivalents              (4,263,049)      (2,112,585)        3,497,279

Cash and cash equivalents, beginning of period                     7,760,328        4,915,077                --
                                                                 -----------      -----------      ------------
Cash and cash equivalents, end of period                         $ 3,497,279      $ 2,802,492      $  3,497,279
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

                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for such periods.

The unaudited interim consolidated financial statements should be read in conjunction with the audited December 31, 1998 consolidated financial statements of Therapeutic Antibodies Inc. (the "Company"). The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1") and Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5"). The Company has adopted SOP No. 98-1 and SOP No. 98-5 in the first quarter of 1999 as required. However, the adoption has not had a significant impact on the Company's financial position and results of operations.

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

NOTE 3 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The basic and diluted loss per common share calculation was based on Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").

The calculations are based upon the weighted average number of shares of common stock outstanding during each period as disclosed in the consolidated statements of operations and comprehensive loss. Common equivalent shares from stock options, warrants and other dilutive securities totaling 3,944,641 at March 31, 1999, and 2,779,334 at March 31, 1998 are excluded from the computations as their effect is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of Therapeutic Antibodies Inc. (the "Company") should be read in conjunction with the condensed consolidated financial statements and notes thereto. Statements made in this Quarterly Report on Form 10-Q which are not historical fact are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are necessarily estimates reflecting the Company's best judgment based on current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include those but are not limited to, changes in the regulation of the pharmaceutical industry or in pharmaceutical product testing or approval standards, both in the United States and internationally, competitive pressures on the pharmaceutical industry and the Company's response thereto, the results of clinical tests of the Company's products currently in development, the receipt of FDA and other regulatory approvals of the Company's products, the ability of the Company's competitors to develop and manufacture products that compete with the Company's products, the Company's ability to appropriately address the Year 2000 issue, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. These and other factors are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Business Risks," which factors are incorporated by reference herein.

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

RECENT DEVELOPMENTS

         In April 1999, the Company received the results of its Phase IIb clinical study of its CytoTAb(R) product for use in the treatment of severe sepsis syndrome. The results of the 81-patient study revealed statistically significant improvements in important clinical outcomes, including reductions in the amount of time that patients spent on assisted ventilation and in intensive care units. The Company is seeking a pharmaceutical partner to enable further development of CytoTAb(R) for this and other indications.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         The Company's total revenues for the first quarter of 1999 decreased by 62% to $146,000 from $385,000 for the same period in 1998. No licensing revenue was earned during the quarter ended March 31, 1999 compared to $144,000 earned during the first quarter of 1998. In addition, there was a $46,000 foreign currency gain during the three months ended March 31, 1998. Sales and contract revenue decreased 28% during the three months ended March 31, 1999 to $65,000 from $90,000 during the same period in 1998. The first quarter sales of ViperaTAb(R) were delayed to the second quarter of 1999 pending approval of the facilities inspection which was received in April 1999. Interest income during the first quarter of 1999 was $64,000, a decrease of 26% from $87,000 in the first quarter of 1998 reflecting the investment of cash reserves in more liquid thus lower yielding instruments in 1999.

         Total expenses for the quarter ended March 31, 1999 decreased by 18% to $3,525,000 from $4,289,000 for the same period in 1998 due to the Company's cost cutting measures, particularly in the areas of research and development and general and administrative expenses. Research and development expenses during the same periods decreased by 7% to $2,375,000 from $2,566,000 due to discontinuation of certain research and clinical projects that were determined not to meet the Company's goal of near-term commercial success.

         General and administrative expenses for the quarter ended March 31, 1999 decreased by 68% to $318,000 from $981,000 for the quarter ended March 31, 1998. This decrease reflects the Company's efforts to reduce costs and downsize the corporate structure.

         Marketing and distribution expenses decreased for the three months ended March 31, 1999 by 35% to $88,000 from $136,000 for the three months ended March 31, 1998, The decrease is due to reductions in consulting, travel and product distribution activity related to product sales during 1999.

         Depreciation and amortization expense for the quarter ended March 31, 1999 increased by 11% to $416,000 from $374,000 for the quarter ended March 31, 1998, as a result of added capital expenditures since March 31, 1998.

         Interest expense in the three months ending March 31, 1999, decreased by 37% to $134,000 from $213,000 in the three months ending March 31, 1998 as a result of the Company's reduction of debt obligations from $8,267,000 at March 31, 1998 to $6,286,000 at March 31, 1999.

         The Company's net loss for the quarter ended March 31, 1999, was $3,379,000 compared to a net loss of $3,903,000 for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, for product research and development activities, for clinical testing and to meet the Company's overall increased working capital requirements. Management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Although the Company anticipates the launch of its CroTAb(R) antivenom product following FDA approval in 1999, revenues from sales of CroTAb(R) are not expected to be significant in 1999. Future capital requirements will depend on numerous factors including, but not limited to, the progress of the Company's research programs and clinical trials, the development of regulatory submissions, the receipt of FDA approval of CroTAb(R), the commercial viability of the Company's products, the ability to attract collaborative partners with sales, distribution and marketing capabilities, and the terms of any new licensing arrangements.

         At March 31, 1999, the Company had cash and cash equivalents totaling $3,633,000. The Company must raise additional financing by mid-1999 to fund operations. The Company is currently pursuing several financing alternatives and is engaged in late stage discussions with a strategic partner that may lead to a business combination on a share exchange basis at a value that approximates the current market value of the Company. The Company has also entered into discussions with third parties relating to sales of additional debt or equity securities, the disposal of certain non-core investments and additional product licensing or collaboration arrangements. There can be no assurance that the Company will obtain the required financing and, if none of these financing alternatives are successfully implemented, the Company will not have sufficient funds to continue operations. The Company believes that in the absence of additional financing, it will have to take action to protect the Company from its creditors through formal insolvency proceedings, or pursue alternative courses of action which may result in there being negligible remaining shareholder value.

          The Company's net cash used in operating activities during the three months ended March 31, 1999, totaled $2,969,000, a decrease of 4% from the three months ended March 31, 1998. Capital expenditures increased 206% to $409,000 in the first three months of 1999 from $134,000 in the first three months of 1998 due to the purchase of replacement purification equipment for CroTAb(R). The Company anticipates that total capital expenditures for 1999 will be approximately $1,900,000. During the remainder of 1999, the Company intends to replace certain equipment at its production facilities in Wales and Australia to attain greater efficiencies in the production process as well as continue needed upkeep of existing equipment.

         On April 30, 1999, the Company repaid the outstanding balance of an $800,000 term loan, plus accrued interest, to Equitas, L.P. The loan bore interest at an annual rate of 11.5%.

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

         On November 9, 1998, the Company completed a $19,500,000 capital refinancing involving the issuance of 28,690,561 new shares of the Company's Common Stock on the London Stock Exchange at $.68 per share (the "1998 Placing"). The 1998 Placing included the private placement of 21,300,000 new shares of Common Stock and the conversion of all outstanding shares of the Company's Series A Convertible Redeemable Preferred Stock and $2,900,000 of principal and interest on the Company's 15% Subordinary Promissory Notes (the "1998 Notes") and certain other loan notes into a total of 7,390,561 shares of the Company's Common Stock. Of the approximately $12,600,000 in cash raised in the private placement, net of expenses, $1,730,000 was used to repay the outstanding balance of principal and interest on the 1998 Notes. The remaining proceeds were and continue to be used to fund the ongoing development of the Company's products.

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

         In June 1998, the Company received the final installment on a loan from the Department of Industry and Trade ("DIT") of the South Australian Government. In April 1996, the DIT agreed to loan the Company up to $62,000 based upon the number of local citizens employed by the Company through April 1998. At March 31, 1999, the Company had borrowed a total of $50,000. This loan does not bear interest and becomes due in full on April 29, 2006.

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

Y2K Project

         The Company's Y2K project is divided into five phases. The project phases are: 1) compile an inventory of all equipment; 2) assign priorities to the equipment identified as being at risk for Year 2000; 3) assess the Year 2000 compliance of items identified as being significant to the operational activities of the Company; 4) repair or replace material items that are determined not to be Year 2000 compliant; and 5) test and validate material items. A task force has been established to carry out these tasks which includes subgroups at each of the Company's four locations, Nashville, USA; Adelaide, Australia; London, UK; and Llandysul, UK.

         As of March 31, 1999, the Company had completed the inventory and priority assignment phases (phases 1 and 2) for each location.

         The assessment of Year 2000 compliance (phase 3) includes the identification and prioritization of critical external suppliers. The Company will undertake a detailed evaluation of critical suppliers by communicating with them about their commitment, plans and progress in addressing their Year 2000 issues. Detailed plans for this evaluation of material items and suppliers are in place and have been initiated. The assessment of critical suppliers was approximately 50% complete at the end of the first quarter of 1999. Phase 3 is due for completion by mid-1999.

         Phase 4, the repair and replacement of equipment and application software that is not Year 2000 compliant, includes conversion, where available from the supplier, or replacement. The testing phase will be undertaken as the hardware and software is converted or replaced.

         During 1998, the Y2K task force determined that the accounting software used in Australia is not Year 2000 compliant. The software vendor released an upgrade during the first quarter of 1999 that is Year 2000 compliant. This upgrade will be installed at the Company's Australian facilities during the third quarter of 1999. In addition, TAb has identified a possible risk to Year 2000 compliance posed by some of the PLC or embedded systems controlling the air handling units at each of the production sites (Wales and Australia). The extent of this risk and the optimal solution are currently being researched. The task force has also determined that the sheep planning aid software that is used in Australia is non-compliant. The software will require major code modification to achieve compliance with a cost estimated to be $7,200.

         All phases of the Y2K project are expected to be complete before the end of 1999. The phases are concurrent rather than consecutive; therefore, more than one phase may be in progress at the same time.

Costs

         The total estimated cost associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The total capital cost is estimated to be no more than $150,000. This figure may vary depending on the cost of the replacements needed after completion of the assessment phase of the Y2K project. The total operating cost incurred to date attributable to staff time and effort devoted to the Y2K project to date is $60,000. The estimated future operating cost of completing the project is $60,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the three months ended March 31, 1999, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit
Number   Description of Exhibits
------   -----------------------

 3.1 Amended and Restated Certificate of Incorporation of Therapeutic Antibodies Inc.(1)

 3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Therapeutic Antibodies Inc., filed May 13, 1998.(2)

 3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Therapeutic Antibodies Inc., filed November 6, 1998.(3)

 3.4     Amended and Restated Bylaws of Therapeutic Antibodies Inc.(1)

27.1     Financial Data Schedule (SEC use only)


--------------------

(1) Incorporated by reference to appendices filed with the Company's Proxy Statement relating to the Special Meeting of Shareholders held on July 5, 1996.

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(3) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.



(b)      Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on February 2, 1999 relating to the termination of a development agreement with G.D. Searle & Co. ("Searle") following Searle's decision to cease development of its xemilofiban and orbofiban projects.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

Date:     May 17, 1999            /s/ Andrew J. Heath, M.D., Ph.D.
                                      ------------------------------------------
                                      Andrew J. Heath, M.D., Ph.D.
                                      Chief Executive Officer (Interim Principal
                                      Financial and Accounting Officer)