Form 10-K/A
period 1998-12-31
THERAPEUTIC ANTIBODIES INC /DE
filed 1999-08-13
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2
(Mark One)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 1998 or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________ to ________

                          COMMISSION FILE NO.: 0-25978

                           THERAPEUTIC ANTIBODIES INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                     62-1212485
----------------------------------        ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

1207 17th Avenue South, Suite 103
    Nashville, Tennessee                                   37212
--------------------------------------                  ----------
Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (615) 327-1027

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
   Title of Each Class                                on Which Registered
-----------------------------------         -----------------------------------
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

                              List of Items Amended

                                     PART II


Item                                                                                                          Page
----                                                                                                          ----
6.       Selected Financial Data                                                                                2
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations                  4
7A.      Quantitative and Qualitative Disclosure About Market Risk                                             17
8.       Financial Statements                                                                                  18

                                   PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      46


                               Text of Amendments

Explanatory Note:

         Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items included herein.

         The purpose of the amendment is to make certain changes to the Selected Financial Data (Item 6), the Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), the Quantitative and Qualitative Disclosures About Market Risk (Item 7A), and the Financial Statements (Item 8) in Part II of the Annual Report on Form 10-K for the year ended December 31, 1998 of Therapeutic Antibodies Inc. (the "company") that was filed on March 31, 1999 (the "Original Filing"). A restated financial data schedule, solely for the use of the Securities and Exchange Commission ("SEC"), is also filed with this amendment.

         The amendment is being made to reflect certain comments received by the company from the SEC. The SEC requested that the company amend the Original Filing to, among other things, (i) separately quantify and discuss product revenues and contract revenues for all periods; (ii) provide descriptions, in the footnotes to the financial statements and in Management's Discussion and Analysis, of the impact of Financial Accounting Standards Board Statements of Position Nos. 98-1 and 98-5 on the company's accounting methods; (iii) revise the company's discussion of its exposure to fluctuations in interest rates and foreign currency rates; (iv) revise its Statements of Operations to separately present non-operating revenues and expenses below operating revenues and expenses; and (v) to add certain disclosures in the footnotes to the company's financial statements.

         Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the company's periodic reports filed with the SEC subsequent to the date of such reports.

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

                  The following table sets forth selected consolidated financial data as and for each of the five fiscal years in the period ended December 31, 1998 and the cumulative development stage from the Company's inception on August 10, 1984 through December 31, 1998. The selected financial data for the Company has been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data is qualified by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included elsewhere herein and also with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                                        8/10/84
                                                                 Years Ended December 31,                             (Inception)
                                        --------------------------------------------------------------------------      through
                                             1998          1997            1996           1995           1994          12/31/98
                                             ----          ----            ----           ----           ----        -------------
Statement Of Operations Data:

Operating revenues (1) ..............   $  3,392,447   $  1,791,420    $    927,532    $    650,519   $  1,092,122   $   9,070,522

Operating expenses:

     Research and development .......     11,363,218     11,462,352       9,185,126       6,321,674      5,107,894      53,405,675

     General and administrative,
     marketing and distribution .....      4,598,073      4,176,139       3,083,151       2,247,472      1,619,824      19,517,793

     Depreciation and amortization ..      1,561,951      1,643,922       1,387,916         856,756        864,288       7,073,621

     Other (2) ......................        451,243        328,158         355,360          36,368        119,052       1,331,226
                                        ------------   ------------    ------------    ------------   ------------   -------------

       Total operating expenses .....     17,974,485     17,610,571      14,011,553       9,462,270      7,711,058      81,328,315

     Operating loss .................   $(14,582,038)   (15,819,151)    (13,084,021)     (8,811,751)    (6,618,936)    (72,257,793)
                                        ============   ============    ============    ============   ============   =============

     Net loss .......................   $(15,888,928)  $(16,847,718)   $(12,746,117)   $ (9,100,038     (6,717,753)  $(75,301,311)
                                        ============   ============    ============    ============   ============   ============

     Preferred stock dividends (5) ..        (32,877)            --              --              --             --         (32,877)
                                        ============   ============    ============    ============   ============   =============

     Net loss applicable to common
      shareholders ..................    (15,921,805)   (16,847,718)    (12,746,117)     (9,100,038)    (6,717,753)    (75,334,188)
                                        ============   ============    ============    ============   ============   =============


     Basic and diluted net loss per
      share .........................   $      (0.59)  $      (0.74)   $      (0.68)   $      (0.57)  $      (0.47)
                                        ============   ============    ============    ============   ============

Balance Sheet Data:

     Cash and cash equivalents ......   $  7,760,328   $  4,915,077    $ 20,502,536    $  3,397,082   $    593,154
       (1)(4)(5)(6)

     Total assets (3)(4)(5)(6) ......     21,421,502     20,800,065      37,179,990      15,157,099     12,103,994

     Long term debt, net of current
       portion (3)(6) ................     4,744,216      6,059,072       8,592,755       9,595,420      2,917,251

     Deficit accumulated during
       development stage .............   (75,301,311)   (59,412,383)    (42,564,665)    (29,818,548)   (20,718,510)

     Stockholders' equity (4)(5)(6) ..    12,022,434      9,758,345      25,215,530         894,479      4,862,404


--------------------
(1) At December 31, 1998, the Company held approximately U.S. $7,508,000 denominated in British pounds and U.S. $31,500 in Australian dollars. The decline in the exchange rate at year end between the British pound and Australian dollar versus the U.S. dollar resulted in a foreign currency transaction loss of U.S. $240,703. At December 31, 1997, the Company held approximately U.S. $2,960,000 which was denominated in British pounds. As a result of improvement in the exchange rate between the British pound and the U.S. dollar, the Company experienced a foreign currency transaction loss of U.S. $913,119 for the year ended December 31, 1997.

(2)      Includes cost of goods sold and other expense items.

(3) In 1995 and 1994, the Company constructed a pilot production facility in London and a manufacturing facility in Wales. These facilities were funded through financing arrangements provided by Aberlyn Capital Management Company, Inc. and the Welsh Development Agency. See Note 5 to the consolidated financial statements.

(4) On July 23, 1996, the Company completed an initial public offering of 4,190,477 shares of its common stock on the London Stock Exchange at (pound)5.25 ($8.14 based on the noon buying rate on July 23, 1996) per share. See Note 1 to the consolidated financial statements.

(5) 100 shares of Therapeutic Antibodies Series A Convertible Redeemable Preferred Stock, issued on September 28, 1998, together with dividends accrued therein, were converted into 2,995,692 shares of Therapeutic Antibodies common stock on November 9, 1998.

(6) On October 26, 1998, Therapeutic Antibodies announced a placement of 21,300,000 shares of its common stock of (pound)0.40 ($0.68 based on the noon buying rate on October 26, 1998) per share. At the same time it entered into agreements to convert $2.9 million of outstanding debt into 4,394,869 shares of common stock. A portion of the proceeds of the placement were used to repay further outstanding debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         The Company's operating revenues for 1998 increased by 89% to $3,392,000 from $1,791,000 for 1997. Licensing revenue increased 129% to $2,544,000 for the year ended December 31, 1998 from $1,113,000 for the year ended December 31, 1997. This increase is primarily attributable to milestone payments received from licensing agreements with pharmaceutical partners. Included in the 1998 milestone payments is $1,500,000 which was received under the Altana agreement. An additional $1,000,000 was received when the Company entered into an agreement with G.D. Searle & Co., as discussed under "Liquidity and Capital Resources" below. The 1997 licensing revenues consists primarily of $1,000,000 in milestone payments from Altana. A 79% increase in sales revenue to $530,000 during the year ended December 31, 1998 from $295,000 during the year ended December 31, 1997 was due primarily to the recognition in 1998 of a $219,000 sale of Therapeutic Antibodies' Nigerian EchiTAb(TM) product. Contract revenue in 1998 increased 102% to $197,000 from $98,000 as a result of an increase in the number of sheep managed by the Company under contractual arrangements with third parties in the United Kingdom. Grant revenue decreased 80% in 1998. The Company received a $129,000 grant from the Welsh Government in 1997 for expansion of the Company's Welsh operations.

         The Company's total operating expenses for the year ended December 31, 1998 were slightly more than 1997 expenses. Research and development expenses for 1998 decreased to $11,363,000 from $11,462,000 in 1997 due to cost reduction measures initiated by the Company in 1998. Research and development expenses had increased between 18% and 50% per year for the previous five years ending in 1997. In early 1998, management implemented a plan to conserve cash and to sharpen the focus of the Company's research and development efforts. As part of this streamlining, some of the Company's basic research activities and certain clinical trial programs, including research into the application of CytoTAb(TM) to treat the symptoms of sepsis syndrome, have ceased. The Company is currently pursuing other applications for CytoTAb(TM). The Company began to realize the results of these cost reduction measures during late 1998.

         General and administrative expenses for the year ended December 31, 1998 increased by 14% to $4,051,000 from $3,562,000 for the year ended December 31, 1997. This increase is due to one-time costs of approximately $162,000 incurred for management changes, $35,000 for the development of an information systems department, and fees of $283,000 incurred for restructuring the Company's United Kingdom subsidiary entities.

         Marketing and distribution expenses decreased for the year ended December 31, 1998 by 11% to $547,000 from $615,000 for the year ended December 31, 1997 primarily as a result of a vacancy in the Director of Business Development position from April until December 1998. Marketing and distribution expenses exceeded sales and contract revenues for the years ended December 31, 1998 and December 31, 1997 primarily due to the fact that many of the Company's products were still in the development stage and not yet providing revenue.

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

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         The Company's operating revenues for 1997 increased by 93% to $1,791,000 from $928,000 for 1996. Licensing revenue increased 676% to $1,113,000 for the year ended December 31, 1997 from $144,000 for the year ended December 31, 1996 primarily due to the receipt of $1,000,000 in milestone payments from Altana in the fourth quarter of 1997. Sales revenue for 1997 remained fairly consistent increasing 2% over the 1996 total. Contract revenue decreased during the year ended December 31, 1997 primarily because 1996 included a one time payment of $173,000 attributable to Therapeutic Antibodies' Nigerian EchiTAb(TM) contract. In 1997, grant revenue increased $87,000 due to a grant received from the Welsh Government for expansion of the Company's Welsh operations.

         Total operating expenses for the year ended December 31, 1997 increased by 26% to $17,611,000 from $14,012,000 for the same period in 1996. Research and development expenses during the same periods increased by 25% to $11,462,000 from $9,185,000 as a result of the following: advanced clinical trial activities for DigiTAb(R) and CytoTAb(TM); continued preparation for the regulatory review process for CroTAb(R); manufacturing the Company's products for clinical trials; and conducting and establishing the necessary quality control and assurance systems. Additionally, the expansion of the Australian facility was completed in early 1997 and the Company began devoting resources to that facility to meet the need for increased serum requirements for commercial production.

         General and administrative expenses for the year ended December 31, 1997 increased by 31% to $3,562,000 from $2,722,000 for the year ended December 31, 1996. This increase relates primarily to increased insurance requirements, stockholder relations and other activities required following the Company's initial public offering in the United Kingdom in 1996.

         Marketing and distribution expenses increased for the year ended December 31, 1997 by 70% to $615,000 from $361,000 in the year ended December 31, 1996. This increase reflects additional staffing and associated expenses. Marketing and distribution expenses exceeded sales and contract revenues for the years ended December 31, 1997 and December 31, 1996 primarily due to the fact that many of the Company's products were still in the development stage and not yet providing revenue.

         Depreciation and amortization expenses for the year ended December 31, 1997 increased by 18% to $1,644,000 from $1,388,000 for the year ended December 31, 1996. This increase is the result of the depreciation of the capital expenditure for the Australian production facility, which was placed in service in February 1997.

         Interest income in the year ended December 31, 1997, increased 46% to $887,000 from $607,000 due to additional cash and short-term investment holdings from the proceeds of the Company's initial public offering in the United Kingdom in July 1996.

         Interest expenses for the year ended December 31, 1997 decreased by 17% to $1,002,000 from $1,201,000 in the year ended December 31, 1996. This decrease is a result of The Company's repayment in 1996 of approximately $4,750,000 in debt obligations.

         During the year ended December 31, 1996, the Company recorded a foreign currency transaction gain of $1,733,000 as a result of the United States dollar's improvement during 1996 against the British pound sterling compared to a loss of $913,000 for the year ended December 31, 1997.

         The Company's net loss for the year ended December 31, 1997, was $16,848,000 compared to a net loss of $12,746,000 for the year ended December 31, 1996. In addition to the factors described above, changes in foreign currency exchange rates used to translate the foreign subsidiaries financial statements into United States dollars resulted in higher expense levels.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, for product research and development activities, for clinical testing and to meet the Company's overall increased working capital requirements. Management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Although the Company anticipates the launch of CroTAb(R) following FDA approval in 1999, revenues from sales of CroTAb(R) are not expected to be significant in 1999. Future capital requirements will depend on numerous factors including the progress of the Company's research programs and clinical trials, the development of regulatory submissions, the receipt of FDA approval of CroTAb(R), the commercial viability of the Company's products, the ability to attract collaborative partners with sales, distribution and marketing capabilities, and the terms of any new licensing arrangements.

         Funds for the Company's operating and capital requirements historically have been provided by the sale of equity and debt and from collaboration agreements and other financing arrangements. In November 1998, the Company completed the private placement (described below) of 28,690,561 shares of common stock in the United States and in the United Kingdom, raising net cash proceeds of $12,600,000. At the time of the private placement, the Company estimated that the fundraising, together with licensing and contract revenue, would provide sufficient funds to allow the Company to reach the launch of several of its products, and accordingly bring the Company to the point at which its revenues can sustain ongoing product development. With the loss of the 1999 milestone payments and product revenues that would have been received under the Searle agreement (described below), the Company will need to raise additional financing by mid-1999 to fund operations. The Company is currently pursuing several financing alternatives, including preliminary discussions that may lead to a merger on a share exchange basis. The Board has also entered into discussions with third parties relating to the sale of additional debt or equity securities, the disposal of certain non-core investments, additional product licensing arrangements, and possible combinations or collaborations with strategic partners. While the Directors believe that they will be able to successfully implement one or more of these financing strategies, there can be no assurance that they will be able to do so or to otherwise obtain financing on terms acceptable to the Company. In the meantime, the Company continues to take measures, implemented in 1998, to conserve cash resources, while sustaining the progress of clinical trials for products that promise the most success. See "Item 1. Business -- Overview and Recent Developments."

         At December 31, 1998, the Company had cash and cash equivalents totaling $7,760,000, of which approximately $7,508,000 was denominated in British pounds. The Company's net cash used in operating activities during the year ended December 31, 1998 totaled $13,283,000, a decrease of 1% from the year ended December 31, 1997. Trade receivables decreased $527,000 from December 31, 1997 to December 31, 1998 even though operating revenues increased by $1,601,000 during 1998 compared to 1997. This is because the Company recorded as trade receivables a $500,000 milestone payment from Altana in December 1997, although the Company received payment on the receivable in January 1998. Capital expenditures increased 10% to $1,385,000 in 1998 from $1,257,000 in 1997.
Capital expenditures included replacement of certain essential equipment, computer hardware and software upgrades to meet Year 2000 needs (see below), and facility improvements prior to the early 1999 inspection of the Welsh facility by the FDA. Capital expenditures of $1,900,000 are budgeted for 1999. These expenditures are for process improvement and scale-up of the Company's facilities for commercial production and will be contingent upon availability of funding. The Company uses sheep for the production of its polyclonal antibodies and supplies all the antisera required from its own flocks. The Company's subsidiaries currently have approximately 6,200 sheep. The Company will keep the number of sheep constant through much of 1999 and add sheep in late 1999 in anticipation of increased TriTAb(R) production requirements.

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

         In May 1998, the Company entered into an agreement with G. D. Searle & Co. ("Searle") for the identification, development and commercialization of a new antibody based drug designed to titrate the effects of Searle's new xemilofiban and orbofiban anticoagulant products. Searle anticipated that it would pay the Company up to $8,000,000 over the term of the agreement for research and development and product supplies based on achieving certain milestones. The Company received its first milestone payment of $1,000,000 upon execution of the agreement in May 1998. In January 1999, however, Searle made the decision to cease development of its xemilofiban and orbofiban projects and exercised its right to terminate its agreement with the Company.

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

         On November 9, 1998, the Company completed a $19,500,000 capital refinancing involving the issuance of 28,690,561 new shares of the Company's common stock on the London Stock Exchange at $.68 per share. The refinancing included the private placement of 21,300,000 shares of common stock for cash and the conversion of all outstanding shares of Series A Preferred Stock and $2,900,000 principal and interest amount of the 1998 Notes and certain other loan notes into a total of 7,390,561 shares of the Company's common stock. Included in the loans converted was $500,000 principal amount of an outstanding $750,000 loan from an officer of the Company which was converted into 736,811 shares of common stock. Of the approximately $12,600,000 in cash raised in the private placement, net of expenses, $1,730,000 was used to repay the outstanding balance of principal and interest on the 1998 Notes. The remaining proceeds were and continue to be used to fund the ongoing development of the Company's products.

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

YEAR 2000 READINESS

         GENERAL

         The following material is designated a Year 2000 readiness disclosure for purposes of the Year 2000 Information Readiness and Disclosure Act. The Company utilizes management information systems and software technology that may be affected by Year 2000 issues. During 1998, the Company implemented a plan called the Y2K project to ensure that its systems would be Year 2000 compliant. The Y2K project is addressing the issue of programmable logic controllers and computer programs being able to distinguish between dates in the 20th century and dates in the 21st century. The Y2K project is expected to make all of the Company's business systems Year 2000 compliant.

         Y2K PROJECT

         The Company's Y2K project is divided into five phases. The project phases are as follows:

         -        Phase 1: compile an inventory of all equipment;

         - Phase 2: assign priorities to the equipment identified as being at risk for Year 2000 issues;

         - Phase 3: assess the Year 2000 compliance of items identified as being significant to the operational activities of the Company;

         - Phase 4: repair or replace material items that are determined not to be Year 2000 compliant; and

         - Phase 5: test and validate material items. A task force has been established to carry out these tasks which includes subgroups at each of the Company's four locations, Nashville, USA; Adelaide, Australia; London, UK; and Llandysul, UK.

         During 1998, the Company completed the inventory and priority assignment phases (phases 1 and 2) for each location.

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

         During 1998, the Y2K task force had identified the accounting software used in Australia as not being Year 2000 compliant. During the first quarter of 1999 the software vendor has released an upgrade solution that is Year 2000 compliant which the Company is planning to implement during the third quarter of 1999. In addition, the Company has identified a possible risk to Year 2000 compliance posed by some of the programmable logic controllers or embedded systems controlling the site utilities at each of its production sites in Wales and Australia. The Company is currently researching the extent of this risk and the optimal solution by obtaining confirmation from suppliers that there is no hidden coding in the embedded systems and also by looking at the source code to determine where dates are used and the impact those have on the operation of the system. Changes in equipment will be made during the Company's September shut-down.

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

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1998, the Company had approximately $70.5 million of net operating loss carryforwards for income tax purposes, of which $57.7 million are available to offset United States federal income taxes and expire from 1999 through 2018. In addition, the Company has approximately $307,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The Internal Revenue Code of 1986, as amended, contains certain limits on net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership. At present the Company's net operating loss carryforwards are subject to these limitations. No assets have been recognized in the Company's financial statements for these net operating loss carryforwards because management believes the criteria for recognition under generally accepted accounting principles have not been met.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities." The Company will adopt Statement of Position No. 98-1 and Statement of Position No. 98-5 in 1999 as required.

         The Company primarily purchases all computer software from third party vendors and does not engage in the development of internal use software. The Company capitalizes all costs to acquire computer software from third party vendors. Consequently, the implementation of Statement of Position No. 98-1 is not expected to have a material impact on the Company.

         The Company expenses all start-up related costs and accordingly, the implementation of Statement of Position No. 98-5 will not have a significant impact on the Company.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains and losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This statement is effective for periods beginning after June 15, 1999. Management is currently assessing the impact of adopting SFAS No. 133, but does not anticipate a significant impact on the Company's financial position or results of operations.

BUSINESS RISKS

         We have made forward-looking statements in this report that are based on the beliefs of management as well as assumptions made by and information currently available to us. These statements include the completion of certain clinical trials involving our products, the receipt of regulatory approvals, the adequacy of our capital resources, trends relating to the biopharmaceutical industry and others. When used in this document, the words "anticipate," "believe," "estimate," "expect," "plan," and "intend" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements.

         Forward-looking statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by the forward-looking statements, including, among others, those set forth in this section and the following:

         - the results of pre-clinical and clinical trials involving our products;

         - the failure to receive regulatory approvals on a timely basis or at all;

         -        the failure to maintain adequate capital resources;

         -        the introduction of competing products by other companies;

         -        the lack of acceptance of any new products we may develop;

         -        changes in currency exchange rates;

         -        changes in general economic and business conditions; and

         -        changes in business strategy.

         Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected, planned or intended.

     IF WE ARE UNABLE TO DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS, WE WILL BE UNABLE TO GENERATE SIGNIFICANT REVENUES.

         Our limited product launches to date have not generated significant revenues and may not generate significant revenues in the future. We have a variety of product candidates in various stages of development and will need to undertake substantial additional research and development and preclinical and clinical testing of our product candidates. These efforts may not result in the development of any commercially successful products, in which case we will not be able to generate significant revenues.

         We may fail to successfully develop a product candidate for many reasons including:

         -        a product candidate fails in preclinical studies;

         - a potential product is not shown to be safe and effective in clinical trials;

         -        we fail to obtain regulatory approval for the product;

         - we fail to produce a product in commercial quantities at an acceptable cost; and

         -        a product does not gain market acceptance.

     BECAUSE WE ARE AN EARLY STAGE BIOTECHNOLOGY COMPANY THAT HAS A HISTORY OF OPERATING LOSSES, WE ANTICIPATE FUTURE LOSSES AND MAY NEVER BECOME PROFITABLE.

         To date, we have not been profitable. We expect to incur operating losses over the next several years and may never be profitable. We had on a U.S. GAAP basis:

         - net losses of approximately $12.7 million for the fiscal year ended December 31, 1996;

         - net losses of approximately $16.8 million for the fiscal year ended December 31, 1997; and

         - net losses of approximately $15.9 million for the fiscal year ended December 31, 1998.

         Losses result principally from costs associated with research, development and clinical testing activities before the marketing of products. Collaborative research, development and licensing arrangements, research grants and interest income have generated most of our revenue to date. Our profitability will depend on our ability to generate revenues from product candidates that are currently under development and to enter into new partnerships for the licensing of our product candidates while maintaining existing partnerships.

     IF WE ARE UNABLE TO MAINTAIN AND ENTER INTO NEW COLLABORATIVE ARRANGEMENTS, OUR ABILITY TO DEVELOP AND MARKET PRODUCT CANDIDATES WILL SUFFER AND WE WILL BE UNABLE TO SUSTAIN OUR BUSINESS.

         Our primary focus will continue to be on the research and development of new pharmaceutical products and, therefore, we will be dependent on our existing alliances and new alliances with third parties to provide development, manufacturing, marketing and sales capabilities. Our ability to obtain new agreements will depend, in part, on the success of our clinical trials. Collaborators and licensees have significant discretion over the resources they devote to these efforts. Our success, therefore, will depend on the ability and intention of these outside parties to perform their responsibilities and devote sufficient resources to collaborations with us. We cannot guarantee that:

         - we will be able to establish additional collaborative arrangements or license agreements;

         - any collaborative arrangement or agreement will be on favorable terms; or

         - any existing or future collaborative arrangement or agreement will result in a successful product and/or generate significant revenue.

         In addition, there can be no assurance that our collaborators and licensees will not pursue alternative technologies either on their own or in collaboration with others, including our competitors.

     IF WE FAIL TO OBTAIN ADEQUATE INTELLECTUAL PROPERTY RIGHTS FOR OUR PRODUCT CANDIDATES, COMPETITORS MAY BE ABLE TO TAKE ADVANTAGE OF OUR RESEARCH AND DEVELOPMENT EFFORTS. WE MAY ALSO BE SUBJECT TO CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT BY THIRD PARTIES.

         Our success will depend, in large part, on our ability to obtain and maintain patent or other proprietary protection for our technologies, products and processes. If we are not able to obtain patent protection for certain of our products or secure patents that are sufficiently broad in their scope, competitors may be able to take advantage of our research and development efforts. Legal standards relating to the validity of patents covering pharmaceutical or biotechnological inventions and the scope of claims made under such patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology company is highly uncertain and involves complex legal and factual questions.

         There can be no assurance that competitors will not develop substantially equivalent techniques or otherwise gain access to our technologies. We may have to initiate litigation to enforce our patent and license rights. If our competitors file patent applications that claim technology also claimed by us, we may have to participate in interference or opposition proceedings to determine the priority of invention. An adverse outcome could subject us to significant liabilities to third parties and require us to cease using technology owned by, or to license disputed rights from, third parties.

         Our success also depends on our ability to operate without infringing the proprietary rights of third parties with respect to products that facilitate our ability to develop and exploit our own products. If infringement occurs, we may have to develop an alternative technology or reach an agreement for the license of the necessary rights from the third party. Should this be necessary, we cannot assure you that we can obtain or develop those technologies or obtain those licenses, and as a result, may be unable to develop and market our product candidates.

         The cost to us of any litigation or proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of litigation more effectively than us because of their substantially greater resources.

     IF WE ARE UNABLE TO GENERATE SIGNIFICANT REVENUES FROM OPERATIONS, WE WILL REQUIRE ADDITIONAL FINANCING. THIS FINANCING MAY NOT BE AVAILABLE OR MAY BE AVAILABLE ON TERMS THAT DILUTE OUR SHAREHOLDERS' INTERESTS.

         We will require significant revenue from product sales, collaborative and licensing arrangements and strategic alliances to fund our ongoing operations. If we are unsuccessful in generating this revenue or this revenue is insufficient to fund proposed projects, then we will require additional financing. Additional financing may not be available to us on favorable terms or at all. If we have insufficient funds or are unable to raise additional funds, we may be required to delay, reduce or cease certain of our programs and may be unable to continue our operations at their current level.

         Future financings may result in the substantial dilution of shareholders' interests and may result in future investors being granted rights superior to those of existing shareholders. For a discussion of our liquidity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     REGULATION BY GOVERNMENT AGENCIES IMPOSES SIGNIFICANT COSTS AND RESTRICTIONS ON OUR BUSINESS ACTIVITIES.

         The production and sale of pharmaceutical products is highly regulated. Our ability and the ability of our partners to secure regulatory approval for our products and to continue to satisfy regulatory requirements will determine our future success. We may not receive required regulatory approvals for our products or receive approvals in a timely manner. In particular, the U.S. Food and Drug Administration and comparable agencies in foreign countries, including the European Medicines Evaluation Agency and the Medicine Control Agency in the U.K., must approve human therapeutic and preventive products before they are marketed. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. While the time required to obtain approval varies, it can take several years. Delays in obtaining or the failure to obtain regulatory approvals or the restriction, suspension or revocation of regulatory approvals could adversely affect the marketing of products and our ability to receive product revenues or royalties. We cannot guarantee that we will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any products that we develop.

         We are also subject to ongoing regulatory review. Discovery of previously unknown problems with a product, manufacturer or facility or other violations of regulatory requirements may result in

         -        fines;

         -        suspensions of regulatory approvals;

         -        product recalls; and

         -        criminal prosecution.

         For further discussion of regulations and potential penalties, see "Item 1. Business - Government Regulation."

     OUR COMPETITORS MAY HAVE GREATER RESOURCES FOR DEVELOPING PRODUCTS AND AS A RESULT MAY BE ABLE TO DEVELOP PRODUCTS THAT ARE SUPERIOR TO OUR PRODUCT CANDIDATES OR LAUNCH COMPETING PRODUCTS BEFORE WE DO.

         The pharmaceutical industry is highly competitive. We compete with pharmaceutical companies in the United States, the United Kingdom, Europe and elsewhere for both our existing products and those currently under development. Many of these companies have research, development, marketing, financial and personnel resources greater than ours. Competitors may develop and receive regulatory approval for a marketable product before we do. Competitors may also develop a product that is more effective or economically viable than our product candidates, rendering our product candidates obsolete. We anticipate that we will face increased competition in the future as new companies enter our markets and alternative drugs and technologies become available.

     THE LOSS OF KEY EMPLOYEES COULD WEAKEN OUR SCIENTIFIC AND MANAGEMENT EXPERTISE AND DELAY THE DEVELOPMENT OF OUR PRODUCT CANDIDATES.

         Although we have employment agreements with our key personnel with the aim of securing their services for a minimum period, we cannot guarantee the retention of their services. The loss of certain key personnel could weaken our scientific and management expertise and delay the development of our product candidates.

     ANNOUNCEMENTS, DEVELOPMENTS AND/OR REGULATORY CHANGES IN THE BIOTECHNOLOGY SECTOR MAY CAUSE OUR SHARE PRICE TO FLUCTUATE.

         The market price of our common stock may be affected by announcements from or about other companies in the biotechnology sector. Factors that could cause our stock price to fluctuate in the future may include:

         - announcements by other biotechnology companies of clinical trial results and other product developments;

         - adverse developments in the protection of intellectual property or other legal matters;

         -        announcements in the scientific and research community;

         - changes in treatment recommendations or guidelines by private health organizations or science foundations;

         -        regulatory changes that affect our products; and

         - changes in third-party reimbursement policies or in medical practices.

     THIRD-PARTY REIMBURSEMENT AND HEALTH CARE COST CONTAINMENT INITIATIVES MAY CONSTRAIN OUR FUTURE REVENUES.

         Our ability to market successfully any product we may develop will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope. Increasingly, third-party payors are attempting to contain health care costs in ways that are likely to impact our development of products including:

         -        challenging the prices charged for health care products;

         - limiting both coverage and the amount of reimbursement for new therapeutic products;

         - denying or limiting coverage for products that are approved by the regulatory agencies but are considered experimental or investigational by third-party payors; and

         - refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

     WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE.

         The testing, marketing and sale of our products involve significant product liability risks. We may be held liable for damages for product failures or adverse reactions resulting from the use of our products. Although we maintain product liability insurance, this insurance may not provide adequate coverage against product liability claims. Furthermore, in the future, we may not be able to obtain insurance on acceptable terms and any insurance we do obtain may not provide adequate coverage against any asserted claims.

     IF OUR LIVESTOCK DEVELOP DISEASES, WE MAY BE UNABLE TO SUSTAIN OUR CURRENT OR FUTURE ANTIBODY PRODUCTION CAPACITIES.

         We supply all of the antisera required for the production of our antibody products from our own flocks of sheep. We take stringent precautions to minimize the risk of animal diseases, including scrapie, that could affect our sheep or the safety of our products. All of the sheep used to produce our antisera are located in Australia, which the office of the Australian Chief Veterinary Officer has acknowledged as being scrapie free. However, animal diseases, including scrapie, could affect our flocks and therefore our ability to produce antisera.

     YEAR 2000 ISSUES COULD CAUSE INTERRUPTION OR FAILURE OF OUR OR OTHER COMPUTER SYSTEMS.

         We use a significant number of computer systems and software programs in our operations, including applications used in our accounting and administrative functions. Although we believe that our internal systems and software applications contain or will contain source codes that are able to interpret appropriately the dates following December 31, 1999, our failure to make or obtain necessary modifications to our systems and software could result in an interruption in or failure of normal business activities and operations. Failure by our key service providers, vendors and worldwide research and development, manufacturing and clinical trial partners to make their computer software programs and operating systems Year 2000 compliant could have a similar effect. For a discussion of our Y2K readiness, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company's operations consist of manufacturing and sales activities in foreign countries exposing the Company to the effects of changes in foreign currency rates. The Company has exposure to changes in interest rates on certain floating rate debt instruments. The Company does not currently purchase derivative instruments or engage in hedging activities to mitigate the risks of fluctuations in foreign currency exchange rates or interest rates.

         The value of market risk sensitive financial instruments is subject to change as a result of movements in market rates and prices. For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company's debt and other financial instruments.

         The Company is exposed to foreign currency gains or losses from the translation of U.S. dollars into other foreign currencies and from sales and purchases transactions with certain customers and suppliers in foreign countries. For these transactions, currency exchange rates are agreed upon prior to the time of the actual transfer of cash. The Company realizes a transaction gain or loss based upon the actual currency exchange rate at the time the transaction is completed and records these gains and losses in operations. To reduce exposure to these fluctuations, the Company maintains cash balances in its primary foreign currencies. Historically, the primary net foreign currency market exposures have related to British pounds and Australian dollars. At December 31, 1998, the Company held cash balances of $7,508,000 denominated in British pounds and $31,500 denominated in Australian dollars.

         As of December 31, 1998, a hypothetical 10 percent weakening in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the Company's results of operations and the fair market value of its financial instruments of $527,000, as compared to a decrease of $250,000 as of December 31, 1997. Actual results may differ.

         A hypothetical 10 percent movement in interest rates affecting the Company's floating rate debt instruments would have an immaterial effect on the Company's results of operations.

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

                                                                                                               Page
                                                                                                               ----
Report of Independent Accountants................................................................................19

Consolidated Financial Statements:

         Balance Sheets..........................................................................................20

         Statements of Operations................................................................................21

         Statements of Stockholders' Equity......................................................................22

         Statements of Cash Flows................................................................................24

         Notes to Financial Statements...........................................................................25

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

/S/ PRICEWATERHOUSECOOPERS, LLP

Louisville, Kentucky
March 5, 1999

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                                     December 31, 1998     December 31, 1997
                                                                                     -----------------     -----------------
         ASSETS

Current assets:
     Cash and cash equivalents ...............................................        $  7,760,328            $  4,915,077
     Restricted cash .........................................................             419,168                      --
     Short-term investments ..................................................                  --               1,997,240
     Trade receivables .......................................................              67,677                 594,267
     Value added tax receivable ..............................................             326,849                 179,629
     Inventories .............................................................             287,802                 489,138
     Other current assets ....................................................             712,370                 409,929
                                                                                      ------------            ------------

                   Total current assets ......................................           9,574,194               8,585,280

Property and equipment, net ..................................................          11,074,766              11,456,690
Patent and trademark costs, net ..............................................             678,306                 598,924
Other assets, net ............................................................              94,236                 159,171
                                                                                      ------------            ------------

                   Total assets ..............................................        $ 21,421,502            $ 20,800,065
                                                                                      ============            ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ...................................        $  1,755,098            $  1,457,121
     Accrued interest ........................................................             122,486                 146,326
     Current portion of notes payable ........................................           2,159,428               2,545,701
                                                                                      ------------            ------------
                   Total current liabilities .................................           4,037,012               4,149,148

Notes payable, net of current portion ........................................           4,744,216               6,059,072
Deferred revenue .............................................................             342,363                 559,467
Other liabilities ............................................................             275,477                 274,033
                                                                                      ------------            ------------

                   Total liabilities .........................................           9,399,068              11,041,720
                                                                                      ------------            ------------

Convertible redeemable preferred stock - par value $.01 per share;
        1,000,000 shares authorized ..........................................                                          --

Stockholders' equity:
     Common stock - par value $.001 per share; 59,000,000 shares authorized,
        52,057,219 issued and outstanding December 31, 1998; 30,000,000 shares
        authorized, 23,252,825 issued and outstanding December 31, 1997 ......              52,057                  23,253
     Additional paid-in capital ..............................................          87,074,215              68,927,203
     Deficit accumulated during the development stage (1984-1998) ............         (75,301,311)            (59,412,383)
     Other comprehensive income ..............................................             197,473                 220,272
                                                                                      ------------            ------------

                   Total stockholders' equity ................................          12,022,434               9,758,345
                                                                                      ------------            ------------

                   Total liabilities and stockholders' equity ................        $ 21,421,502            $ 20,800,065
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

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                         (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                                                                              For  the Cumulative
                                                                   For the Years Ended                         Development Stage
                                                                       December 31,                           from August 10, 1984
                                                    ------------------------------------------------------     (inception) through
                                                        1998                 1997                 1996          December 31, 1998
                                                    ------------         ------------         ------------    --------------------
Operating revenues:
    Sales revenue ..........................        $    529,754         $    295,328         $    288,155         $  1,664,868
    Contract revenue .......................             197,206               97,560              312,452            1,853,209
    Licensing revenue ......................           2,543,925            1,112,955              143,500            3,900,380
    Grant income ...........................              41,488              205,569              118,535              774,007
    Value-added tax and insurance recoveries                  --                   --                   --              577,170
    Other ..................................              80,074               80,008               64,890              300,888
                                                    ------------         ------------         ------------         ------------

                                                       3,392,447            1,791,420              927,532           9,070,522
                                                    ------------         ------------         ------------         ------------


Operating expenses:
    Cost of sales revenue ..................             374,371               50,172              136,842              630,443
    Cost of contract revenue ...............              66,387               60,568              198,147              355,473
    Research and development ...............          11,363,218           11,462,352            9,185,126           53,405,675
    General and administrative .............           4,050,667            3,561,541            2,721,889           16,993,834
    Marketing and distribution .............             547,406              614,598              361,262            2,523,959
    Depreciation and amortization ..........           1,561,951            1,643,922            1,387,916            7,073,621
    Other ..................................              10,485              217,418               20,371              345,310
                                                    ------------         ------------         ------------         ------------

                                                      17,974,485           17,610,571           14,011,553           81,328,315
                                                    ------------         ------------         ------------         ------------

Operating loss .............................         (14,582,038)         (15,819,151)         (13,084,021)         (72,257,793)

     Interest income .......................             239,362              886,511              607,479            2,162,048
     Interest expense ......................          (1,305,549)          (1,001,959)          (1,201,335)          (5,036,131)
     Foreign currency gains ................                  --                   --            1,733,357            1,785,984
     Foreign currency losses ...............            (240,703)            (913,119)                  --           (1,153,822)
     Debt conversion expense ...............                  --                   --             (801,597)            (801,597)
                                                    ------------         ------------         ------------         ------------
Net loss ...................................         (15,888,928)         (16,847,718)         (12,746,117)         (75,301,311)

Preferred stock dividends ..................             (32,877)                  --                   --              (32,877)

                                                    ------------         ------------         ------------         ------------
Net loss applicable to common shareholders .         (15,921,805)         (16,847,718)         (12,746,117)         (75,334,188)
Other comprehensive income (loss), before
    and after tax:
    Change in equity due to foreign currency
      translation adjustments ..............             (22,799)            (455,521)             859,202              197,473
                                                    ------------         ------------         ------------         ------------

Total comprehensive loss ...................        $(15,944,604)        $(17,303,239)        $(11,886,915)        $(75,136,715)
                                                    ============         ============         ============         ============


Basic and diluted net loss per share .......        $      (0.59)        $      (0.74)        $      (0.68)
                                                    ============         ============         ============
Weighted average shares used in computing
    basic and diluted net loss per share ...          26,910,291           22,888,226           18,821,524
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

                                                               Common Stock                                 Additional
                                                    ---------------------------------  Common Stock          Paid-In
                                                        Shares          Par Value        Subscribed          Capital
                                                    ------------      ---------------  --------------      -------------
Sale of common stock 1985 - 1995 .............        10,055,243        $10,055              2,122         $ 27,418,235
One thousand-for-one stock split 1985 ........         2,797,200          2,797                                  (2,797)
Exercise of stock warrants
     at $.75 per share 1989 and $.50-$.75 1995           166,402            167                                 110,134
Issuance of shares 1990, 1992, 1994 and 1995 .         2,121,883          2,122             (2,122)             (13,677)
Issuance of shares for acquisition
     of PAL 1992 .............................         1,415,875          1,416                               3,155,984
Issuance of warrants 1992 and 1993 ...........                                                                  212,000
Translation adjustment 1992 - 1995
Net loss from August 10, 1984 (inception)
     to December 31, 1995 ...................
                                                      ----------        -------        -----------         ------------

Balance, December 31, 1995 ...................        16,556,603         16,557                 --           30,879,879
Issuance of shares upon debt conversion ......           466,383            466                               2,564,639
Debt conversion charge .......................           801,597
Sale of common stock, net ....................           164,332            165                                 933,384
Initial public offering, net .................         4,190,477          4,190                              30,370,518
Exercise of stock warrants
     at $.75-$4.50 per share .................           942,897            943                               1,332,989
Exercise of stock options ....................            33,000             33                                  89,667
Issuance of warrants .........................            46,944
Stock-based compensation expense .............            62,431
Net loss 1996  ...............................
Translation adjustment .......................
                                                      ----------        -------        -----------         ------------

Balance, December 31, 1996 ...................        22,353,692         22,354                 --           67,082,048
Exercise of stock warrants
     at $.60-$3.50 per share .................           888,716            889                               1,357,197
Stock-based compensation expense .............           469,438
Exercise of stock options ....................            10,417             10                                  18,520
Net loss 1997 ................................
Translation adjustment .......................
                                                      ----------        -------        -----------         ------------

Balance, December 31, 1997 ...................        23,252,825         23,253                 --           68,927,203
Refinancing, net .............................        28,690,561         28,690                 --           17,642,828
Exercise of stock warrants
     at $2.50 per share ......................            20,500             21                                  51,229
Stock-based compensation expense .............           160,129
Exercise of stock options ....................            93,333             93                                     (93)
Issuance of warrants .........................           292,919
Net loss 1998 ................................
Translation adjustment .......................
                                                      ----------        -------        -----------         ------------

Balance, December 31, 1998 ...................        52,057,219        $52,057                 --         $ 87,074,215
                                                      ==========        =======        ===========         ============
                                                                                 Deficit
                                                            Stock           Accumulated During      Other
                                                        Subscriptions          Development       Comprehensive
                                                          Receivable              Stage              Income           Total
                                                      -----------------    ------------------    -------------     ------------
Sale of common stock 1985 - 1995 .............          (3,528,537)                  --                  --        $23,901,875
One thousand-for-one stock split 1985 ........
Exercise of stock warrants
     at $.75 per share 1989 and $.50-$.75 1995                                                                         110,301
Issuance of shares 1990, 1992, 1994 and 1995             3,528,537                                                   3,514,860
Issuance of shares for acquisition
     of PAL 1992 .............................                                                                       3,157,400
Issuance of warrants 1992 and 1993 ...........                                                                         212,000
Translation adjustment 1992 - 1995 ...........                                                 $   (183,409)          (183,409)
Net loss from August 10, 1984 (inception)
     to December 31, 1995 ....................                             $(29,818,548)                           (29,818,548)
                                                      ------------         ------------         -----------        -----------

Balance, December 31, 1995 ...................                  --          (29,818,548)           (183,409)           894,479
Issuance of shares upon debt conversion ......                                                                       2,565,105
Debt conversion charge .......................                                                                         801,597
Sale of common stock, net ....................                                                                         933,549
Initial public offering, net .................                                                                      30,374,708
Exercise of stock warrants
     at $.75-$4.50 per share .................                                                                       1,333,932
Exercise of stock options ....................                                                                          89,700

Issuance of warrants .........................                                                                          46,944
Stock-based compensation expense .............                                                                          62,431
Net loss 1996 ................................                              (12,746,117)                           (12,746,117)
Translation adjustment .......................                                                      859,202            859,202
                                                      ------------         ------------         -----------        -----------

Balance, December 31, 1996 ...................                  --          (42,564,665)            675,793         25,215,530
Exercise of stock warrants
     at $.60-$3.50 per share .................                                                                       1,358,086
Stock-based compensation expense .............                                                                         469,438
Exercise of stock options ....................                                                                          18,530
Net loss 1997 ................................                              (16,847,718)                           (16,847,718)
Translation adjustment .......................                                                     (455,521)          (455,521)
                                                      ------------         ------------         -----------        -----------

Balance, December 31, 1997 ...................                  --          (59,412,383)            220,272          9,758,345
Refinancing, net .............................                  --                                                  17,671,518
Exercise of stock warrants
     at $2.50 per share ......................                                                                          51,250
Stock-based compensation expense .............                                                                         160,129
Exercise of stock options ....................                                                                              --
Issuance of warrants .........................                                                                         292,919
Net loss 1998 ................................                              (15,888,928)                           (15,888,928)
Translation adjustment .......................                                                      (22,799)           (22,799)
                                                      ------------         ------------         -----------        -----------
Balance, December 31, 1998 ...................                  --         $(75,301,311)        $   197,473        $12,022,434
                                                      ============         ============         ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  Therapeutic Antibodies Inc. and Subsidiaries
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                FOR the Cumulative
                                                                             For the Years Ended                Development Stage
                                                                                 December 31,                  From August 10, 1984
                                                               ----------------------------------------------- (Inception) Through
                                                                    1998             1997             1996       December 31, 1998
                                                               -------------     ------------     ------------ -------------------
Cash flow from operating activities:
    Net loss ...............................................    $(15,888,928)    $(16,847,718)    $(12,746,117)    $(75,301,311)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization ......................       1,561,951        1,643,922        1,387,916        7,073,621
        Disposal of property and equipment .................         279,328          282,806          532,817        1,206,566
        Foreign currency loss (gain) .......................         240,703          913,119       (1,733,357)        (632,162)
        Warrant expense ....................................         292,919               --           46,944          486,913
        Stock-based compensation expense ...................         160,129          487,968           62,431          710,528
        Debt conversion expense ............................              --               --          801,597          801,597
        Changes in:
             Restricted cash ...............................        (419,168)              --               --         (419,168)
             Trade receivable ..............................         355,227         (434,140)         (52,373)        (154,005)
             Inventories ...................................         201,335          (88,971)          (7,073)        (173,629)
             Other current assets ..........................        (301,155)          60,616         (128,813)        (709,262)
             Accounts payable and accrued expenses .........         333,821          646,550         (340,411)       1,887,203
             Accrued interest ..............................          86,749             (777)         (37,512)         862,974
             Deferred revenue ..............................        (218,581)         (84,063)         313,670           11,026
             Other .........................................          32,877               --         (234,301)         (10,612)
                                                                ------------     ------------     ------------     ------------

      Net cash used in operating activities ................     (13,282,793)     (13,420,688)     (12,134,582)     (64,359,721)
                                                                ------------     ------------     ------------     ------------

Cash flows from investing activities:
    Purchase of property and equipment .....................      (1,385,027)      (1,257,448)      (3,293,214)     (15,273,350)
    Patent and trademark costs, net ........................         (99,657)        (109,709)        (198,502)        (760,654)
    Purchase of short-term investments .....................              --      (11,931,028)      (2,002,266)     (13,933,294)
    Maturity of short-term investments .....................       2,094,509       11,838,785               --       13,933,294
    Other ..................................................              --               --               --           69,750
                                                                ------------     ------------     ------------     ------------
      Net cash provided by (used in) investing activities ..         609,825       (1,459,400)      (5,493,982)     (15,964,254)
                                                                ------------     ------------     ------------     ------------
Cash flows from financing activities:
    Proceeds from notes payable ............................       4,641,239           17,605        2,518,239       20,450,244
    Payments on notes payable ..............................      (3,346,423)      (1,299,211)      (1,969,138)      (9,523,894)
    Proceeds from line of credit ...........................              --           61,897          123,371        3,371,278
    Payments on line of credit .............................         (43,836)        (118,505)      (1,018,738)      (3,371,278)
    Proceeds from convertible debt, net ....................              --               --        5,432,500        9,655,000
    Payments on convertible debt ...........................              --               --       (4,320,325)      (4,320,325)
    Proceeds from issuance of stock, net ...................      14,707,529        1,358,086       32,326,264       71,719,109
    Proceeds from issuance of warrants .....................              --               --               --           65,000
    Other ..................................................          (1,869)          39,184           (5,628)        (149,467)
                                                                ------------     ------------     ------------     ------------

      Net cash provided by financing activities ............      15,956,640           59,056       33,086,545       87,895,667
                                                                ------------     ------------     ------------     ------------

Effect of exchange rate changes on cash and cash equivalents        (438,421)        (766,427)       1,647,473          188,636
                                                                ------------     ------------     ------------     ------------
Net (decrease) increase in cash and cash equivalents .......       2,845,251      (15,587,459)      17,105,454        7,760,328

Cash and cash equivalents, beginning of period .............       4,915,077       20,502,536        3,397,082               --
                                                                ------------     ------------     ------------     ------------
Cash and cash equivalents, end of period ...................    $  7,760,328     $  4,915,077     $ 20,502,536     $  7,760,328
                                                                ============     ============     ============     ============
Supplemental cash flow disclosures:
    Cash payments for interest (net of amount capitalized) .    $    929,106     $  1,017,000     $  1,142,738     $  1,612,778
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

         b. FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to United States (U.S.) dollars at period-end exchange rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the period. Translation adjustments are reported as a separate component of stockholders' equity. The effects of translation of intercompany loans to international subsidiaries, which have been designated as long-term investments, are also included in the separate component of stockholders' equity. At December 31, 1998, the Company had approximately (pound) 4,524,000 in British sterling and $31,500 in Australian dollars which were translated to U.S. dollars at the year end currency rates of 1.6595 and 0.6123, respectively. Foreign currency transaction losses for the years ended December 31, 1998 and 1997 were $240,703 and $913,119 and foreign currency transaction gains for the year ending December 31, 1996 were $1,733,357.

         c. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: All highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents. Restricted cash relates to amounts received pursuant to Therapeutic Antibodies' collaborative agreement with G.D. Searle & Co. The funds were to be used for the identification, development and commercialization of a new antibody based drug designed to titrate the effects of Searle's new xemilofiban and orbofiban anticoagulant products. In January 1999, however, Searle made the decision to cease development of its xemilofiban and orbofiban projects and exercised its right to terminate its agreement with the Company.

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

         f. REVENUE RECOGNITION: Revenues from sales of products are recognized at the time of shipment. Revenues from licensing agreements are recognized when earned based upon signing the agreement, if applicable, and upon reaching predefined milestones in the development program. Product sales revenues, contract revenues and licensing revenues are nonrefundable and not subject to any future obligations.

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

                  Deferred grant income of $249,000 relating to U.K. grants received in 1995 and 1994 is included in deferred revenue at December 31, 1998. For the years ended December 31, 1998, 1997 and 1996 deferred grant income relating to the 1995 and 1994 U.K. grants was recognized in the amounts of $41,000, $77,000 and $39,000, respectively.

                  In 1996, the Company received a $79,000 development grant from the Department of Industry and Trade of the Government of South Australia for expansion of the Company's Australian operations. The grant is structured in the form of a 99 year interest-free loan and the entire amount was recognized upon receipt. The Company received a $129,000 grant from the Welsh Government in 1997 for expansion of the Company's Welsh operations and the entire amount was recognized upon receipt.

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

                  The calculations are based upon the weighted average number of shares of common stock outstanding during each period. Options to purchase 2,589,609, 2,032,388 and 1,612,376 and warrants to purchase 1,265,207, 737,374 and 1,726,738 shares of common stock for the years ended December 31, 1998, 1997 and 1996, respectively, have been excluded from the computation of diluted earnings per common share because their effect is antidilutive.

         i. VALUE-ADDED TAX RECEIVABLE: The Company's operations in the U.K. are subject to value-added tax (VAT) where the Company pays tax at a rate of 17.5% on most goods and services purchased. These VAT taxes are subject to refund based on returns, which are filed quarterly with U.K. taxing authorities. VAT paid by the Company after December 31, 1993 is recorded as a receivable at the time it is paid. In years prior to 1994, VAT tax paid was included with the related expense. In 1994, the Company determined it could file refunds for VAT paid in prior years in the amount of $475,760 which was recorded as revenue in 1994.

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

         The Company primarily purchases all computer software from third party vendors and does not engage in the development of internal use software. The Company capitalizes all costs to acquire computer software from third party vendors. Consequently, the implementation of SOP No. 98-1 is not expected to have a material impact on the Company.

         The Company expenses all start-up related costs and accordingly, the implementation of SOP No. 98-5 will not have a significant impact on the Company.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains and losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This statement is effective for periods beginning after June 15, 1999. Management is currently assessing the impact of adopting SFAS No. 133, but does not anticipate a significant impact on the Company's financial position or results of operations.

4.       PROPERTY AND EQUIPMENT:

         Property and equipment at December 31 consists of the following:



                                                              1998                 1997
                                                          -----------          -----------
               Land                                       $   617,668          $   614,429
               Buildings and improvements                   8,314,053            7,976,570
               Construction in progress                             -               64,571
               Furniture, fixtures and equipment            7,870,686            7,141,732
               Livestock                                      905,062              870,323
                                                          -----------          -----------

                                                           17,707,469           16,667,625
               Accumulated depreciation                     6,632,703            5,210,935
                                                          -----------          -----------

                                                          $11,074,766          $11,456,690
                                                          ===========          ===========


         Buildings and improvements includes $10,120 and $38,288 of capitalized interest associated with the construction of a building in Australia in 1997 and 1996, respectively and $491,408 with the construction of buildings in the U.K. in 1995.

5.   Notes Payable:

     Notes payable at December 31 consist of:




                                                                                                  1998                1997
                                                                                               -----------        ------------
   6% convertible notes payable, principal due October 1, 2000, interest
       due semi-annually on April 1 and October 1                                              $ 2,905,000        $  2,905,000

   Capital lease payable to Phoenixcor Inc. (formerly Aberlyn Capital Management Limited
       Partnership), interest at 14.5%-18%, collateralized by equipment in the U.K. with a
       net book value of $1 million with monthly payments due through January 2000                 568,118           1,697,708

   11.5% note payable to Equitas, LP, principal due March 1999, interest due quarterly in November, February, May, and August, collateralized by various assets of the Company's subsidiaries and common shares of the
       Company's subsidiary, TAb U.K.                                                              800,000             800,000

   12% and 15% unsecured notes payable to an officer of the Company, interest due monthly and/or quarterly, principal due January 1999 and December
       2000, respectively                                                                          500,000           1,000,000

   Note payable to Bank of Wales PLC, collateralized by certain real property in the U.K., interest at 2.5% over Bank of Wales lending rate (effective rate of 8.75% at December 31, 1998), principal and interest due monthly
       over 10 years through February 2005                                                         356,445             395,363

   Notes payable to South Australian Minister for Primary Industries, collateralized by building and equipment, interest rates from 6.5% to 9%,
       principal repayable in annual installments through April 2008                             1,199,775           1,217,177

   Capital equipment leases, interest rates from 10.6% to 21.3%, principal and
       interest payable monthly through 2001                                                       206,711             327,172

   6% note payable to CATO, Inc., interest due semi-annually, principal due December 2000          100,000             100,000

   Other                                                                                           267,595             162,353
                                                                                               -----------        ------------
                                                                                                 6,903,644           8,604,773
   Less current portion                                                                          2,159,428           2,545,701
                                                                                               -----------        ------------
                                                                                               $ 4,744,216        $  6,059,072
                                                                                               ===========        ============

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


                                                                    DECEMBER 31,
                                                              1998                  1997
                                                          ------------          ------------
               Deferred tax assets                        $ 24,916,109          $ 19,214,452
               Deferred tax liabilities                       (275,477)             (643,339)
               Valuation allowance                         (24,916,109)          (18,845,146)
                                                          ------------          ------------

                                                          $   (275,477)         $   (274,033)
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

         Activity in stock warrants is as follows:


                                                      NUMBER OF       EXERCISE PRICE
                                                      WARRANTS           PER SHARE
                                                    -------------------------------
        Outstanding at December 31, 1995             2,303,135          $ .60-$8.00
           Granted                                     366,500          $      8.00
           Forfeited                                        --                   --
           Exercised                                  (942,897)         $ .75-$4.50


        Outstanding at December 31, 1996             1,726,738          $ .60-$8.00
           Granted                                       5,000          $      1.25
           Forfeited                                  (105,648)         $1.25-$3.50
           Exercised                                  (888,716)         $ .60-$3.50

        Outstanding at December 31, 1997               737,374          $2.50-$8.00
           Granted                                     707,500          $ .68-$2.49
           Forfeited                                  (159,167)         $2.50-$3.50
           Exercised                                   (20,500)         $      2.50

                                                   -----------
        Outstanding at December 31, 1998             1,265,207          $ .68-$8.00
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

         The Company has granted its Chairman an option to purchase a number of shares of its common stock determined by dividing up to a maximum of 10% of the increase in the Company's market capitalization between June 8, 1998 and the date of exercise by the market price of the Company's common stock on the date of exercise. The Chairman will be entitled to exercise the option only if the increase in the market price of the Company's common stock between June 8, 1998 and the date of exercise, when compared to the increase in the share price of the companies constituting the FTSE Smallcap Index at the date of grant and exercise, ranks in the top quartile. The Chairman will receive nothing if the Company is in the median position, but options earned will increase on a straight-line basis between the median position and the position representing the 25th percentile. The award may be exercised in two tranches following the second and third years of employment, but if the Chairman exercises the award following the second anniversary, the terms of the calculation of any future award is reset. The exercise price of each grant is one pound, or approximately $1.61 at December 31, 1998. The Company has not recognized any compensation expense in connection with this arrangement because it is not currently probable that any awards will be earned under the arrangement. Should it become likely that an award will be earned under this arrangement, the Company will record compensation expense over the three-year period of the arrangement in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

         Activity in stock options is as follows:


                                                     NUMBER OF         EXERCISE PRICE        WEIGHTED
                                                      OPTIONS            PER SHARE         AVERAGE PRICE
                                                     ---------------------------------------------------
          Outstanding at December 31, 1995           1,108,626           $1.25-$6.00          $   3.10
                      Granted                          538,050           $6.00-$8.18          $   6.12
                     Forfeited                          (1,300)          $      6.00          $   6.00
                     Exercised                         (33,000)          $2.40-$3.00          $   2.49

          Outstanding at December 31, 1996           1,612,376           $1.25-$8.18          $   4.12
                      Granted                          504,450           $4.00-$6.00          $   5.49
                     Forfeited                         (84,438)          $3.00-$6.00          $   4.18
                     Exercised                              --                    --                --

          Outstanding at December 31, 1997           2,032,388           $1.25-$8.18          $   4.46
                      Granted                        1,042,670           $ .90-$3.37          $   2.71
                     Forfeited                        (287,949)          $2.40-$6.58          $   4.73
                     Exercised                        (197,500)          $      1.25          $   1.25
                                                     ---------
          Outstanding at December 31, 1998           2,589,609           $ .90-$8.18          $   3.97
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



                                                            1998              1997           1996
                                                        ------------     ------------    ------------
          Net loss applicable to common shareholders
                 As reported                            $(15,921,805)    $(16,847,718)   $(12,746,117)
                 Pro forma                              $(16,572,715)    $(17,249,174)   $(12,922,164)

          Basic and diluted net loss per share
                 As reported                            $      (0.59)    $      (0.74)   $      (0.68)
                 Pro forma                              $      (0.62)    $      (0.75)   $      (0.69)

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

8.       NET LOSS PER COMMON SHARE COMPUTATIONS:




                                                      1998                 1997                1996
                                                   -----------        -------------       ------------
Net loss applicable to common shareholders
used for basic and diluted per share
computations (numerator)                          $(15,921,805)       $(16,847,718)       $(12,746,117)

Shares used for basic and diluted per share
computations (denominator)                          26,910,291           2,888,226          18,821,524

Basic and diluted net loss per amount share       $      (0.59)       $      (0.74)       $      (0.68)





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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

This Item has been amended for the sole purpose of listing the following amended exhibits to the Original Filing:

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
27.1                - Restated Financial Data Schedule (SEC use only)

                                  SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THERAPEUTIC ANTIBODIES INC.

Date:  August 13, 1999             By:     /s/ Andrew John Heath, M.D., Ph.D.
                                       ---------------------------------------
                                        Andrew John Heath, M.D., Ph.D.
                                        Chief Executive Officer (Interim
                                        Principal Financial and Accounting
                                        Officer)



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     NAME                                            TITLE                               DATE
                     ----                                            -----                               ----
/s/ Andrew John Heath, M.D., Ph.D.*                                                                 August 13, 1999
-----------------------------------------------
Stuart Michael Wallis                             Chairman of the Board


/s/ Andrew John Heath, M.D., Ph.D.                Chief Executive Officer, Vice Chairman of         August 13, 1999
-----------------------------------------------   The Board
Andrew John Heath, M.D., Ph.D.



/s/ Andrew John Heath, M.D., Ph.D.*                                                                 August 13, 1999
-----------------------------------------------
Martin Shallenberger Brown                        Secretary and Director


/s/ Andrew John Heath, M.D., Ph.D.*               Senior Vice President-Research and                August 13, 1999
-----------------------------------------------   Development Administration and Director
Timothy Chard, M.D.


*Executed by Andrew John Heath, M.D., Ph.D.
in his capacity as attorney-in-fact pursuant to Power of Attorney on file with the Securities and Exchange Commission.