Form 10-Q/A
period 1999-03-31
THERAPEUTIC ANTIBODIES INC /DE
filed 1999-08-13
CIK 944744

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

                          COMMISSION FILE NO.: 0-25978


                           THERAPEUTIC ANTIBODIES INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                               62-1212485
 ---------------------------------------------    ------------------------------
 (State or Other Jurisdiction of Incorporation          (I.R.S. Employer
                or Organization)                       Identification No.)

       1207 17TH AVENUE SOUTH, SUITE 103
              NASHVILLE, TENNESSEE                            37212
 ---------------------------------------------    ------------------------------
    (Address of Principal Executive Offices)                (Zip Code)

                                 (615) 327-1027
--------------------------------------------------------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

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

                              List of Items Amended

                                     PART I

Item                                                                                       Page
----                                                                                       ----

1.   Financial Statements                                                                     2
2.   Management's Discussion and Analysis of Financial Condition and Results of
     Operations                                                                               6
3.   Quantitative and Qualitative Disclosure About Market Risk                               12

                                    PART II

6.   Exhibits and Report on Form 8-K                                                         13

                               Text of Amendments

Explanatory Note:

         Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items included herein.

         The purpose of the amendment is to make certain changes to the Financial Statements (Item 1), the Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and the Quantitative and Qualitative Disclosures About Market Risk (Item 3) in Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 of Therapeutic Antibodies Inc. (the "company") that was filed on May 17, 1999 (the "Original Filing"). A restated financial data schedule, solely for the use of the Securities and Exchange Commission ("SEC"), is also filed with this amendment.

         The amendment is being made to reflect certain comments received by the company from the SEC. The SEC requested that the company amend the Original Filing to, among other things, (i) separately quantify and discuss product revenues and contract revenues for all periods; (ii) provide descriptions of the impact of Financial Accounting Standards Board Statements of Position Nos. 98-1 and 98-5 on the company's accounting methods; (iii) revise the company's discussion of its exposure to fluctuations in interest rates and foreign currency rates; and (iv) revise its Statements of Operations to separately present non-operating revenues and expenses below operating revenues and expenses.

         Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the company's periodic reports filed with the SEC subsequent to the date of such reports.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Condensed Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998..................................3

Condensed Consolidated Statements of Operations -- Three months ended March 31, 1999 and 1998..............................................................................................4

Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 1999 and 1998..................5

Notes to Condensed Consolidated Financial Statements...........................................................6

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,        December 31,
                                                                                     1999              1998
                                                                                 ------------      ------------
         ASSETS

Current assets:
     Cash and cash equivalents                                                   $  3,497,279      $  7,760,328
     Restricted cash                                                                  136,170           419,168
     Trade receivables                                                                 70,724            67,677
     Value added tax receivable                                                       294,485           326,849
     Inventories                                                                      306,859           287,802
     Other current assets                                                             581,671           712,370
                                                                                 ------------      ------------
         Total current assets                                                       4,887,188         9,574,194

Property and equipment, net                                                        10,927,311        11,074,766
Patent and trademark costs, net                                                       695,311           678,306
Other assets, net                                                                      81,400            94,236
                                                                                 ------------      ------------
         Total assets                                                            $ 16,591,210      $ 21,421,502
                                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                       $  1,473,290      $  1,755,098
     Accrued interest                                                                  91,475           122,486
     Current portion of notes payable                                               1,570,228         2,159,428
                                                                                 ------------      ------------
         Total current liabilities                                                  3,134,993         4,037,012

Notes payable, net of current portion                                               4,715,579         4,744,216
Deferred revenue                                                                      325,133           342,363
Other liabilities                                                                          --           275,477
                                                                                 ------------      ------------
         Total liabilities                                                          8,175,705         9,399,068
                                                                                 ------------      ------------
Stockholders' equity:
     Common stock - par value $.001 per share; 59,000,000 shares authorized,
         52,057,219 issued and outstanding                                             52,057            52,057
     Additional paid-in capital                                                    87,086,104        87,074,215
     Deficit accumulated during the development stage
       (1984-1999)                                                                (78,680,016)      (75,301,311)
     Other comprehensive income (loss)                                                (42,640)          197,473
                                                                                 ------------      ------------
         Total stockholders' equity                                                 8,415,505        12,022,434
                                                                                 ------------      ------------
         Total liabilities and stockholders' equity                              $ 16,591,210      $ 21,421,502
                                                                                 ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                          FOR THE               FOR THE CUMULATIVE
                                                                     THREE MONTHS ENDED       DEVELOPMENT STAGE FROM
                                                                          MARCH 31,                AUGUST 10, 1984
                                                                ------------------------------  (INCEPTION) THROUGH
                                                                    1999              1998         MARCH 31, 1999
                                                                ------------      ------------      ------------
Operating revenues:
   Sales revenue                                                $         --      $     64,600      $  1,664,868
   Contract revenue                                                   64,688            25,091         1,917,897
   Licensing revenue                                                      --           143,925         3,900,380
   Grant income                                                       10,210            10,287           784,217
   Value-added tax and insurance recoveries                               --                --           577,170
   Other                                                               6,931             8,214           307,819
                                                                ------------      ------------      ------------
                                                                      81,829           252,117         9,152,351
                                                                ------------      ------------      ------------
Operating expenses:
   Cost of sales revenue                                                  --             9,679           630,443
   Cost of contract revenue                                           35,155             9,325           390,628
   Research and development                                        2,374,625         2,565,670        55,780,300
   General and administrative                                        317,679           981,129        17,311,513
   Marketing and distribution                                         88,155           135,936         2,612,114
   Depreciation and amortization                                     415,800           373,968         7,489,421
   Other                                                                  --                --           345,310
                                                                ------------      ------------      ------------
                                                                   3,231,414         4,075,707        84,559,729
                                                                ------------      ------------      ------------
Operating loss                                                    (3,149,585)       (3,823,590)      (75,407,378)
   Interest income                                                    64,314            86,849         2,226,362
   Interest expense                                                 (133,635)         (212,884)       (5,169,766)
   Foreign currency gains                                                 --            46,476         1,785,984
   Foreign currency losses                                          (159,799)               --        (1,313,621)
   Debt conversion expense                                                --                --          (801,597)
                                                                ------------      ------------      ------------
   Net loss                                                       (3,378,705)       (3,903,149)      (78,680,016)
                                                                ============      ============      ============
   Redeemable preferred stock dividends                                   --                --           (32,877)
                                                                ------------      ------------      ------------
     Net loss applicable to common shareholders                   (3,378,705)       (3,903,149)      (78,712,893)
   Other comprehensive income (loss), before and after tax:
   Change in equity due to foreign currency
     translation adjustments                                        (240,113)           84,650           (42,640)
                                                                ------------      ------------      ------------
   Total comprehensive loss                                     $ (3,618,818)     $ (3,818,499)     $(78,755,533)
   Basic and diluted net loss per share                         $      (0.06)     $      (0.16)
                                                                ============      ============
   Weighted average shares used in computing basic
     and diluted net loss per share                               52,057,219        23,252,825
                                                                ============      ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE               FOR THE CUMULATIVE
                                                                  THREE MONTHS ENDED       DEVELOPMENT STAGE FROM
                                                                       MARCH 31,                AUGUST 10, 1984
                                                             -----------------------------  (INCEPTION) THROUGH
                                                                 1999              1998         MARCH 31, 1999
                                                             ------------     ------------      ------------
Cash flow from operating activities:
   Net loss                                                  $(3,378,705)     $(3,903,149)     $(78,680,016)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                               415,800          373,968         7,489,421
     Disposal of property and equipment                               --               --         1,206,566
     Foreign currency (gain) loss                                159,799          (46,476)         (472,363)
     Warrant expense                                                  --               --           486,913
     Stock-based compensation expense                             11,889           27,186           722,417
     Debt conversion expense                                          --               --           801,597
     Changes in:
       Restricted cash                                           282,998               --          (136,170)
       Trade receivable                                           18,683          412,803          (135,322)
       Inventories                                               (19,056)          19,234          (192,685)
       Other current assets                                      119,735           91,512          (589,527)
       Accounts payable and accrued expenses                    (266,771)         (72,889)        1,620,432
       Accrued interest                                          (32,623)         (14,641)          830,351
       Deferred revenue                                          (10,208)          23,548               818
       Other                                                    (271,027)              --          (281,639)
                                                             -----------      -----------      ------------
       Net cash used in operating activities                  (2,969,486)      (3,088,904)      (67,329,207)
                                                             -----------      -----------      ------------
Cash flows from investing activities:
   Purchase of property and equipment                           (408,686)        (133,701)      (15,682,036)
   Patent and trademark costs                                    (27,189)         (15,651)         (787,843)
   Purchase of short-term investments                                 --               --       (13,933,294)
   Maturity of short-term investments                                 --        1,497,240        13,933,294
   Other                                                              --               --            69,750
                                                             -----------      -----------      ------------
       Net cash provided by (used in) investing activities      (435,875)       1,347,888       (16,400,129)
                                                             -----------      -----------      ------------
Cash flows from financing activities:
   Proceeds from notes payable                                        --               --        20,450,244
   Payments on notes payable                                    (653,824)        (306,487)      (10,177,718)
   Proceeds from line of credit                                       --               --         3,371,278
   Payments on line of credit                                         --          (43,836)       (3,371,278)
   Proceeds from convertible debt, net                                --               --         9,655,000
   Payments on convertible debt                                       --               --        (4,320,325)
   Proceeds from issuance of stock, net                               --               --        71,719,109
   Proceeds from issuance of warrants                                 --               --            65,000
   Other                                                              --               --          (149,467)
                                                             -----------      -----------      ------------
       Net cash (used in) provided by financing activities      (653,824)        (350,323)       87,241,843
                                                             -----------      -----------      ------------
Effect of exchange rate changes on cash and cash
equivalents                                                     (203,864)         (21,246)          (15,228)
                                                             -----------      -----------      ------------
Net (decrease) increase in cash and cash equivalents          (4,263,049)      (2,112,585)        3,497,279
                                                             -----------      -----------      ------------
Cash and cash equivalents, beginning of period                 7,760,328        4,915,077                --
                                                             -----------      -----------      ------------
Cash and cash equivalents, end of period                     $ 3,497,279      $ 2,802,492      $  3,497,279
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

NOTE 3 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The basic and diluted loss per common share calculation was based on Statement of Financial Accounting Standards No. 128, "Earnings per Share."

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

RECENT DEVELOPMENTS

         In April 1999, the Company received the results of its Phase IIb clinical study of its CytoTAb(TM) product for use in the treatment of severe sepsis syndrome. The results of the 81-patient study revealed statistically significant improvements in important clinical outcomes, including reductions in the amount of time that patients spent on assisted ventilation and in intensive care units. The Company is seeking a pharmaceutical partner to enable further development of CytoTAb(TM) for this and other indications.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         The Company's operating revenues for the first quarter of 1999 decreased by 68% to $82,000 from $252,000 for the same period in 1998. No licensing revenue was earned during the quarter ended March 31, 1999 compared to $144,000 earned during the first quarter of 1998. There was no revenue from product sales during the three months ended March 31, 1999 compared to $65,000 during the same period in 1998. The anticipated first quarter 1999 sales of ViperaTAb(R) were delayed to the second quarter of 1999 pending approval of the facilities inspection which was received in April 1999. Contract revenue for the first quarter of 1999 increased by 158% to $65,000 from $25,000 in the first quarter of 1998 due to an increase in the number of sheep managed by the Company under contractual arrangements with third parties in the Untied Kingdom.

         Total operating expenses for the quarter ended March 31, 1999 decreased by 21% to $3,231,000 from $4,076,000 for the same period in 1998 due to the Company's cost cutting measures, particularly in the areas of research and development and general and administrative expenses. Research and development expenses during the same periods decreased by 7% to $2,375,000 from $2,566,000 due to discontinuation of certain research and clinical projects the Company determined were less likely to result in near-term commercial success.

         General and administrative expenses for the quarter ended March 31, 1999 decreased by 68% to $318,000 from $981,000 for the quarter ended March 31, 1998. This decrease reflects the Company's efforts to reduce costs and downsize the corporate structure.

         Marketing and distribution expenses decreased for the three months ended March 31, 1999 by 35% to $88,000 from $136,000 for the three months ended March 31, 1998. The decrease reflects the fact that there were no product distribution charges in the three months ended March 31, 1999 because the Company made no sales of ViperaTAb(R) in the first quarter of 1999. Additionally, savings were achieved in consulting and travel for the first three months of 1999. Marketing and distribution expenses exceeded sales and contract revenues for the three months ended March 31, 1999 and for the three months ended March 31, 1998 primarily due to the fact that many of the Company's products are still in the development stage and not yet providing revenue. In the meantime, the Company is currently incurring business development expenditures in pursuit of collaborative partners for product licensing agreements which is included in marketing and distribution expenses.

         Depreciation and amortization expense for the quarter ended March 31, 1999 increased by 11% to $416,000 from $374,000 for the quarter ended March 31, 1998, as a result of added capital expenditures since March 31, 1998.

         Interest income during the first quarter of 1999 was $64,000, a decrease of 26% from $87,000 in the first quarter of 1998 reflecting the investment of cash reserves in more liquid, and consequently lower yielding, instruments in 1999.

         Interest expense in the three months ending March 31, 1999, decreased by 37% to $134,000 from $213,000 in the three months ending March 31, 1998 as a result of the Company's reduction of debt obligations from $8,267,000 at March 31, 1998 to $6,286,000 at March 31, 1999.

         There was a $46,000 foreign currency gain during the three months ended March 31, 1998 compared to a foreign currency loss of $160,000 during the same period in 1999.

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

         During 1998, the Company received milestone payments of $1,500,000 under the Altana Agreement as a result of the FDA's acceptance of the Company's product license application and establishment license application for CroTAb(R). The Company is entitled to receive additional payments under the agreement based on achievement of certain milestones relating to CroTAb(R) and the Company's DigiTAb(R) and TriTAb(R) products. The Company anticipates receiving additional payments under the agreement of $2,000,000 in 1999 based on FDA approval of CroTAb(R) and progression of the DigiTAb(R) and TriTAb(R) regulatory filings with the FDA.

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

         On November 9, 1998, the Company completed a $19,500,000 capital refinancing involving the issuance of 28,690,561 new shares of the Company's common stock on the London Stock Exchange at $.68 per share. The refinancing included the private placement of 21,300,000 shares of common stock for cash and the conversion of all outstanding shares of the Company's Series A Convertible Redeemable Preferred Stock and $2,900,000 of principal and interest on the Company's 15% Subordinary Promissory Notes (the "1998 Notes") and certain other loan notes into a total of 7,390,561 shares of the Company's common stock. Of the approximately $12,600,000 in cash raised in the private placement, net of expenses, $1,730,000 was used to repay the outstanding balance of principal and interest on the 1998 Notes. The remaining proceeds were and continue to be used to fund the ongoing development of the Company's products.

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

         In June 1998, the Company received the final installment on a loan from the Department of Industry and Trade of the South Australian Government. In April 1996, the Department of Industry and Trade agreed to loan the Company up to $62,000 based upon the number of local citizens employed by the Company through April 1998. At March 31, 1999, the Company had borrowed a total of $50,000. This loan does not bear interest and becomes due in full on April 29, 2006.

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

         During 1998, the Y2K task force determined that the accounting software used in Australia is not Year 2000 compliant. The software vendor released an upgrade during the first quarter of 1999 that is Year 2000 compliant. This upgrade will be installed at the Company's Australian facilities during the third quarter of 1999. In addition, the Company has identified a possible risk to Year 2000 compliance posed by some of the program logic controllers or embedded systems controlling the air handling units at each of the production sites in Wales and Australia. The extent of this risk and the optimal solution are currently being researched. The task force has also determined that the sheep planning aid software that is used in Australia is non-compliant. The software will require major code modification to achieve compliance with a cost estimated to be $7,200.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains and losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This statement is effective for periods beginning after June 15, 1999. Management is currently assessing the impact of adopting SFAS No. 133, but does not anticipate a significant impact on the Company's financial position or results of operations.

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

         The Company is exposed to foreign currency gains or losses from the translation of U.S. dollars into other foreign currencies and from sales and purchases transactions with certain customers and suppliers in foreign countries. For these transactions, currency exchange rates are agreed upon prior to the time of the actual transfer of cash. The Company realizes a transaction gain or loss based upon the actual currency exchange rate at the time the transaction is completed and records these gains and losses in operations. To reduce exposure to these fluctuations, the Company maintains cash balances in its primary foreign currencies. Historically, the primary net foreign currency market exposures have related to British pounds and Australian dollars. At
March 31, 1999, the Company held cash balances of $537,000 denominated in British pounds and $194,000 denominated in Australian dollars.

         As of March 31, 1999, a hypothetical 10 percent weakening in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the Company's results of operations and the fair market value of its financial instruments of $72,000, as compared to a decrease of $527,000 as of December 31, 1998. Actual results may differ.

         A hypothetical 10 percent movement in interest rates affecting the Company's floating rate debt instruments would have an immaterial effect on the Company's results of operations.

                                     PART II
                                OTHER INFORMATION

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

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

Date: August 13, 1999                 /s/ Andrew J. Heath, M.D., Ph.D.
                                      ------------------------------------------
                                      Andrew J. Heath, M.D., Ph.D.
                                      Chief Executive Officer (Interim Principal
                                      Financial and Accounting Officer)