Form 10-Q
period 1999-06-30
THERAPEUTIC ANTIBODIES INC /DE
filed 1999-08-13
CIK 944744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _____________.

                          COMMISSION FILE NO.: 0-25978
                                               -------

                           THERAPEUTIC ANTIBODIES INC.
         --------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                      62-1212485
--------------------------------------             -------------------------
  State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

  1207 17TH AVENUE SOUTH, SUITE 103
         NASHVILLE, TENNESSEE                                37212
--------------------------------------             -------------------------
    (Address of Principal Executive                        (Zip Code)
               Offices)

                                 (615) 327-1027
                     --------------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

                                 NOT APPLICABLE
           -----------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES [X]     NO  [ ]

          As of August 13, 1999, 52,057,219 shares of the registrant's Common Stock were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                                              Page
                                                                              ----
Condensed Consolidated Balance Sheets -- June 30, 1999 and
        December 31, 1998.......................................................1

Condensed Consolidated Statements of Operations and Comprehensive Loss --
        Six months and three months ended June 30, 1999 and  1998...............2

Consolidated Statements of Cash Flows -- Six months ended
        June 30, 1999 and 1998..................................................3

Notes to Condensed Consolidated Financial Statements............................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...............................................5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............11


                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             June 30, 1999    December 31, 1998
                                                                             -------------    -----------------
       ASSETS

Current assets:
  Cash and cash equivalents                                                   $    783,313      $  7,760,328
  Restricted cash                                                                   63,587           419,168
  Trade receivables                                                                264,546            67,677
  Value added tax receivable                                                        98,620           326,849
  Inventories                                                                      291,542           287,802
  Other current assets                                                             226,656           712,370
                                                                              ------------      ------------
            Total current assets                                                 1,728,264         9,574,194

Property and equipment, net                                                     10,478,007        11,074,766
Patent and trademark costs, net                                                    701,843           678,306
Other assets, net                                                                   68,853            94,236
                                                                              ------------      ------------
            Total assets                                                      $ 12,976,967      $ 21,421,502
                                                                              ============      ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                       $    876,538      $  1,755,098
  Accrued interest                                                                 152,004           122,486
  Current portion of notes payable                                               1,843,830         2,159,428
                                                                              ------------      ------------
            Total current liabilities                                            2,872,372         4,037,012

Notes payable, net of current portion                                            4,707,257         4,744,216
Deferred revenue                                                                   476,345           342,363
Other liabilities                                                                       --           275,477
                                                                              ------------      ------------
             Total liabilities                                                   8,055,974         9,399,068
                                                                              ------------      ------------

Stockholders' equity:

  Common stock - par value $.001 per share; 59,000,000 shares authorized,
     52,057,219 issued and outstanding                                              52,057            52,057
  Additional paid-in capital                                                    87,097,993        87,074,215
  Deficit accumulated during the development stage (1984-1999)                 (82,060,345)      (75,301,311)
  Other comprehensive income (loss)                                               (168,712)          197,473
                                                                              ------------      ------------
            Total stockholders' equity                                           4,920,993        12,022,434
                                                                              ------------      ------------
            Total liabilities and stockholders' equity                        $ 12,976,967      $ 21,421,502
                                                                              ============      ============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                                                                 For the Cumulative
                                                 For the Six Months Ended        For the Three Months Ended      Development Stage
                                                         June 30,                          June 30,             from August 10, 1984
                                               ----------------------------      -----------------------------  (inception) through
                                                   1999             1998            1999             1998           June 30, 1999
                                               -----------      -----------      -----------      ------------  --------------------
Operating revenues:
  Sales revenue                                $   182,300      $   434,554      $   182,300      $    369,954      $  1,847,168
  Contract revenue                                 179,498           55,214          114,810            30,123         2,032,707
  Licensing revenue                                     --        1,543,925               --         1,400,000         3,900,380
  Grant income                                      20,258           20,623           10,047            10,336           794,265
  Value-added tax and insurance recoveries              --               --               --                --           577,170
  Other                                              9,263           31,758            2,332            23,544           310,151
                                               -----------      -----------      -----------      ------------      ------------
                                                   391,319        2,086,074          309,489         1,833,957         9,461,841
                                               -----------      -----------      -----------      ------------      ------------
Operating expenses:
  Cost of sales revenue                             18,853          363,319           18,853           353,640           649,296
  Cost of contract revenue                          66,353           20,713           31,198            11,388           421,826
  Research and development                       4,479,365        5,551,426        2,104,740         2,985,756        57,885,040
  General and administrative                     1,148,360        2,022,880          830,681         1,041,751        18,142,194
  Marketing and distribution                       222,469          259,236          134,314           123,300         2,746,428
  Depreciation and amortization                    887,599          801,651          471,798           427,683         7,961,220
  Other                                                 --               --               --                --           345,310
                                               -----------      -----------      -----------      ------------      ------------
                                                 6,822,999        9,019,225        3,591,584         4,943,518        88,151,314
                                               -----------      -----------      -----------      ------------      ------------
Operating loss                                  (6,431,680)      (6,933,151)      (3,282,095)       (3,109,561)      (78,689,473)

  Interest income                                   86,874          144,295           22,560            57,446         2,248,922
  Interest expense                                (247,964)        (470,124)        (114,329)         (257,240)       (5,284,095)
  Foreign currency gains                                --           24,115               --                --         1,785,984
  Foreign currency losses                         (166,264)              --           (6,465)          (22,361)       (1,320,086)
  Debt conversion expense                               --               --               --                --          (801,597)
                                               -----------      -----------      -----------      ------------      ------------

Net loss                                        (6,759,034)      (7,234,865)      (3,380,329)       (3,331,716)      (82,060,345)

Redeemable preferred stock dividends                    --               --               --                --           (32,877)
                                               -----------      -----------      -----------      ------------      ------------
Net loss applicable to common shareholders      (6,759,034)      (7,234,865)      (3,380,329)       (3,331,716)      (82,093,222)
Other comprehensive income (loss), before
  and after tax:
  Change in equity due to foreign currency
    translation adjustments                       (366,185)          34,871         (126,072)          (49,779)         (168,712)
                                               -----------      -----------      -----------      ------------      ------------

Total comprehensive loss                       $(7,125,219)     $(7,199,994)     $(3,506,401)     $ (3,381,495)     $(82,261,934)
                                               ===========      ===========      ===========      ============      ============

Basic and diluted net loss per share           $     (0.13)     $     (0.31)     $     (0.06)     $      (0.14)
                                               ===========      ===========      ===========      ============

Weighted average shares used in computing
  basic and diluted net loss per share          52,057,219       23,257,950       52,057,219        23,263,075
                                               ===========      ===========      ===========      ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  THERAPEUTIC ANTIBODIES INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Cumulative
                                                                                         Development Stage
                                                           For the Six Months Ended     From August 10, 1984
                                                                    June 30,             (Inception) through
                                                              1999            1998          June 30, 1999
                                                          -----------      -----------  --------------------
 Cash flow from operating activities:
    Net loss                                              $(6,759,034)     $(7,234,865)     $(82,060,345)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                           887,599          801,651         7,961,220
      Disposal of property and equipment                           --               --         1,206,566
      Foreign currency (gain) loss                            166,264          (24,115)         (465,898)
      Warrant expense                                              --           48,820           486,913
      Stock-based compensation expense                         23,778           54,372           734,306
      Debt conversion expense                                      --               --           801,597
      Changes in:
           Restricted cash                                    355,580       (1,000,000)          (63,588)
           Trade receivable                                    17,110          483,712          (136,895)
           Inventories                                         (3,740)         328,640          (177,369)
           Other current assets                               473,193          194,587          (236,069)
           Accounts payable and accrued expenses             (867,535)        (208,910)        1,019,668
           Accrued interest                                    23,636           65,620           886,610
           Deferred revenue                                   145,777         (197,711)          156,803
           Other                                             (268,887)              --          (279,499)
                                                          -----------      -----------      ------------

           Net cash used in operating activities           (5,806,259)      (6,688,199)      (70,165,980)
                                                          -----------      -----------      ------------

 Cash flows from investing activities:
    Purchase of property and equipment                       (467,458)        (555,382)      (15,740,808)
    Patent and trademark costs                                (43,906)         (41,700)         (804,560)
    Purchase of short-term investments                             --               --       (13,933,294)
    Maturity of short-term investments                             --        2,094,508        13,933,294
    Other                                                          --               --            69,750
                                                          -----------      -----------      ------------

    Net cash provided by (used in) investing activities      (511,364)       1,497,425       (16,475,618)
                                                          -----------      -----------      ------------

 Cash flows from financing activities:
    Proceeds from notes payable                                    --        3,331,412        20,450,244
    Payments on notes payable                              (1,806,062)        (590,331)      (11,329,956)
    Proceeds from line of credit                            1,355,401               --         4,726,679
    Payments on line of credit                                     --          (43,836)       (3,371,278)
    Proceeds from convertible debt, net                            --               --         9,655,000
    Payments on convertible debt                                   --               --        (4,320,325)
    Proceeds from issuance of stock, net                           --           51,250        71,719,109
    Proceeds from issuance of warrants                             --               --            65,000
    Other                                                          --           (1,937)         (149,467)
                                                          -----------      -----------      ------------

    Net cash (used in) provided by financing activities      (450,661)       2,746,558        87,445,006
                                                          -----------      -----------      ------------

 Effect of exchange rate changes on cash and cash
   equivalents                                               (208,731)        (201,948)          (20,095)
                                                          -----------      -----------      ------------

 Net (decrease) increase in cash and cash equivalents      (6,977,015)      (2,646,164)          783,313

 Cash and cash equivalents, beginning of period             7,760,328        4,915,077                --
                                                          -----------      -----------      ------------
 Cash and cash equivalents, end of period                 $   783,313      $ 2,268,914      $    783,313
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

                                  JUNE 30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for such periods.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited December 31, 1998 consolidated financial statements of Therapeutic Antibodies Inc. (the "Company"). The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The basic and diluted loss per common share calculation was based on Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The calculations are based upon the weighted average number of shares of common stock outstanding during each period as disclosed in the consolidated statements of operations and comprehensive loss. Common equivalent shares from stock options, warrants and other dilutive securities totaling 3,463,216 at June 30, 1999, and 3,603,212 at June 30, 1998 are excluded from the computations as their effect is antidilutive.

NOTE 3 - NEW LINE OF CREDIT

On May 20, 1999, the Company announced that it had entered into an Agreement and Plan of Merger with Proteus International plc. To provide working capital until the closing of the merger, the Company has obtained a short-term secured bridge facility from Barclays Bank, Plc in the amount of up to (pound)3.0 million ($4.89 million). Borrowings under the bridge facility may be drawn as needed until maturity. The bridge facility is to be repaid in full on September 14, 1999, or at such earlier time as Barclays may demand, and bears interest at a rate of 2.0% per annum over Barclays' base rate (currently 5.25%). The bridge facility is secured by debentures and guarantees executed by the Company's Polyclonal Antibodies Limited and TAb Wales Limited subsidiaries and by a second charge over Polyclonal Antibodies Limited's manufacturing facility in Wales. At August 9, 1999, the Company had drawn (pound)1,800,000 ($2,898,000) on the bridge facility. It is anticipated that the bridge facility will be repaid in full from the net proceeds of Proteus' UK (pound)7 million financing, which is scheduled to close simultaneously with the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of Therapeutic Antibodies Inc. (the "Company") should be read in conjunction with the condensed consolidated financial statements and notes thereto. Statements made in this Quarterly Report on Form 10-Q which are not historical fact are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are necessarily estimates reflecting the Company's best judgment based on current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include those but are not limited to, changes in the regulation of the pharmaceutical industry or in pharmaceutical product testing or approval standards, both in the United States and internationally, competitive pressures on the pharmaceutical industry and the Company's response thereto, the results of clinical tests of the Company's products currently in development, the receipt of FDA and other regulatory approvals of the Company's products, the ability of the Company's competitors to develop and manufacture products that compete with the Company's products, the Company's ability to appropriately address the Year 2000 issue, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. These and other factors are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks," which factors are incorporated by reference herein.

GENERAL

         Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs relating to the development of highly purified, polyclonal antibodies for the treatment of disease. The Company's revenues have been primarily derived from licensing agreements with corporate partners, product sales, grant income, and interest income. The Company has incurred net losses each year since its inception and the Company expects to continue to incur operating losses during at least the next year due to continued spending on research, product development and the requirements for process development, preclinical and clinical testing, regulatory affairs, initial manufacturing activities and administration. To fund these activities, the Company will continue to seek contractual partners and to evaluate opportunities to raise additional capital through the sale of debt or equity.

         The Company conducts its operations from its headquarters in the United States and through subsidiaries located in the United Kingdom and Australia.

RECENT DEVELOPMENTS

         On May 20, 1999, the Company announced that is has entered into an Agreement and Plan of Merger, dated as of May 20, 1999, with Proteus International plc, a public company incorporated under the laws of England and Wales. Pursuant to and subject to the terms and conditions of the merger agreement, the Company will merge with and into PI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Proteus, with PI Merger Sub remaining a wholly-owned subsidiary of Proteus. At the effective time of the merger, Company shareholders will receive 1.163 Proteus ordinary shares for each share of Company common stock. The merger is subject to approval by the shareholders of both the Company and Proteus and certain other conditions as described in the merger agreement. The Company anticipates that the merger will become effective as soon as practicable following approval by the shareholders of both companies and satisfaction of all other closing conditions.

         Contingent on closing of the merger, Proteus has obtained commitments for the placing of 23,325,000 Proteus ordinary shares for aggregate proceeds to the combined company of U.K. (pound)7.0 million. The equity financing is expected to close immediately following the closing of the merger.

         On August 9, 1999, the Company announced that it had submitted a product license application and establishment license application to the FDA seeking approval of its DigiTAb(R) product, which is designed to combat the effects of digoxin toxicity. The Company expects that the FDA will grant a standard 12 month review period for DigiTAb(R).

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         The Company's operating revenues for the second quarter of 1999 decreased by 83% to $309,000 from $1,834,000 for the same period in 1998. No licensing revenue was earned during the quarter ended June 30, 1999 compared to $1,400,000 earned during the second quarter of 1998. Milestone payments received in the second quarter of 1998 included a $500,000 payment received under a licensing agreement with Altana, Inc. and $900,000 received under an agreement with G. D. Searle & Co. Sales revenue decreased 51% during the three months ended June 30, 1999 to $182,000 from $370,000 during the same period in 1998, which included a $219,000 sale of EchiTAb(TM). Contract income increased 281% to $115,000 in the three months ended June 30, 1999 compared to the same period for 1998 due to an increase in the number of sheep managed by the Company under contractual arrangements with third parties in the United Kingdom.

         Total operating expenses for the quarter ended June 30, 1999 decreased by 27% to $3,592,000 from $4,942,000 for the same period in 1998 due to the Company's cost cutting measures which began in late 1998, particularly in the areas of research and development and general and administrative expenses. Research and development expenses during the same periods decreased by 30% to $2,105,000 from $2,986,000 due to discontinuation of certain research and clinical projects that the Company determined were less likely to result in near-term commercial success.

         General and administrative expenses for the quarter ended June 30, 1999 decreased by 20% to $831,000 from $1,042,000 for the quarter ended June 30, 1998. This decrease reflects the Company's efforts to reduce costs and downsize the corporate structure.

         Marketing and distribution expenses increased for the three months ended June 30, 1999 by 9% to $134,000 from $123,000 for the three months ended June 30, 1998. The Director of Business Development position was vacant during the second quarter of 1998 and the increase reflects that the position has now been filled.

         Depreciation and amortization expense for the quarter ended June 30, 1999 increased by 10% to $472,000 from $428,000 for the quarter ended June 30, 1998, as a result of capital expenditures for replacement purification equipment for production of CroTAb(R) and certain other purchases necessary to upkeep the existing equipment since June 30, 1998.

         Interest income during the second quarter of 1999 was $23,000, a decrease of 61% from $57,000 in the second quarter of 1998 reflecting lower cash holdings in 1999.

         Interest expense in the three months ended June 30, 1999, decreased by 56% to $114,000 from $257,000 in the three months ending June 30, 1998 as a result of the Company's reduction of debt obligations from $10,924,000 at June 30, 1998 to $6,551,000 at June 30, 1999.

         Changes in foreign currency exchange rates resulted in the recording of less of a foreign currency loss in 1999 than in 1998. Gains and losses are the result of fluctuations in the exchange rates of the currencies in which Therapeutic Antibodies conducts business compared to the United States dollar.

         The Company's net loss for the quarter ended June 30, 1999, was $3,380,000 compared to a net loss of $3,332,000 for the quarter ended June 30, 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         The Company's operating revenues for the six months ending June 30, 1999 decreased by 81% to $391,000 from $2,086,000 for the same period in 1998. No licensing revenue was earned during 1999 compared to $1,544,000 earned during 1998. Milestone payments received in the first half of 1998 included $500,000 received under the Altana, Inc. agreement and $1,000,000 received under an agreement with G. D. Searle & Co. Sales revenue decreased 58% during the six months ended June 30, 1999 to $182,000 from $435,000 during the same period in 1998, which included a $219,000 sale of EchiTAb(TM). Contract income increased 225% in the six months ended June 30, 1999 compared to the same period for 1998 due to an increase in the number of sheep managed by the Company under contractual arrangements with third parties in the United Kingdom.

         Total operating expenses for the six months ended June 30, 1999 decreased by 24% to $6,823,000 from $9,019,000 for the same period in 1998. The overall decrease is due to the Company's cost cutting measures, instituted in late 1998, particularly in the areas of research and development and general and administrative expenses. Research and development expenses during the same periods decreased by 19% to $4,479,000 from $5,551,000 due to discontinuation of certain research and clinical projects that the Company determined were less likely to result in near-term commercial success.

         General and administrative expenses for the six months ended June 30, 1999 decreased by 43% to $1,148,000 from $2,023,000 for the six months ended June 30, 1998. This decrease reflects the Company's efforts to reduce costs and downsize the corporate structure.

         Marketing and distribution expenses decreased for the six months ended June 30, 1999 by 14% to $222,000 from $259,000 for the six months ended June 30, 1998. The Director of Business Development position was vacant from April to December of 1998 but the position has now been filled. The comparative six month decrease reflects cost reductions in consulting, travel and product distribution activity related to product sales during 1999.

         Depreciation and amortization expense for the six months ended June 30, 1999 increased by 11% to $888,000 from $802,000 for the six months ended June 30, 1998, as a result of added capital expenditures since June 30, 1998.

         Interest income during the first half of 1999 was $87,000, a decrease of 40% from $144,000 in the first half of 1998 reflecting lower cash holdings in 1999.

         Interest expense in the six months ended June 30, 1999, decreased by 47% to $248,000 from $470,000 in the six months ending June 30, 1998 as a result of the Company's reduction of debt obligations from $10,924,000 at June 30, 1998 to $6,551,000 at June 30, 1999.

         The Company also recorded a foreign currency loss of $166,000 during the first six months of 1999 as compared to a foreign currency gain of $24,000 during the first six months of 1998.

         The Company's net loss for the six months ended June 30, 1999, was $6,759,000 compared to a net loss of $7,235,000 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has been in the development stage, devoting its efforts and resources to drug discovery and development programs. Capital resources have been used for the establishment and expansion of production facilities, for product research and development activities, for clinical testing and to meet the Company's overall increased working capital requirements. Management does not expect revenues from product sales to be a significant source of funding until additional products receive regulatory approval. Although the Company anticipates the launch of its CroTAb(R) antivenom product following FDA approval in late 1999, revenues from sales of CroTAb(R) are not expected to be significant in 1999. Future capital requirements will depend on numerous factors including, but not limited to, the progress of the Company's research programs and clinical trials, the development of regulatory submissions, the receipt of FDA approval of CroTAb(R), the commercial viability of the Company's products, the ability to attract collaborative partners with sales, distribution and marketing capabilities, and the terms of any new licensing arrangements.

         At June 30, 1999, the Company had cash and cash equivalents totaling $847,000. The Company's net cash used in operating activities during the six months ended June 30, 1999, totaled $5,806,000, a decrease of 13% from the six months ended June 30, 1998. Trade receivables increased $197,000 from December 31, 1998 due to sales of ViperaTAb(R). Capital expenditures decreased 16% to $467,000 in the first six months of 1999 from $555,000 in the first six months of 1998 due to restrictions on expenditures. The Company anticipates that total capital expenditures for 1999 will be approximately $1,900,000. During the remainder of 1999, the Company intends to replace certain equipment at its production facilities in Wales and Australia to attain greater efficiencies in the production process as well as continue needed upkeep of existing equipment.

         To provide working capital until the closing of the merger, the Company has obtained a short-term secured bridge facility from Barclays Bank, Plc in the amount of up to (pound)3.0 million ($4.89 million). Borrowings under the bridge facility may be drawn as needed until maturity. The bridge facility is to be repaid in full on September 14, 1999, or at such earlier time as Barclays may demand, and bears interest at a rate of 2.0% per annum over Barclays' base rate (currently 5.25%). The bridge facility is secured by debentures and guarantees executed by the Company's Polyclonal Antibodies Limited and TAb Wales Limited subsidiaries and by a second charge over Polyclonal Antibodies Limited's manufacturing facility in Wales. At August 9, 1999, the Company had drawn (pound)1,800,000 ($2,898,000) on the bridge facility. It is anticipated that the bridge facility will be repaid in full from the proceeds of the equity financing.

         The completion of the merger and the equity financing is subject to certain conditions, including approval by the shareholders of both the Company and Proteus. There can be no assurance that the merger and the equity financing will be completed. If the merger and the equity financing are not completed for any reason, and if additional financing cannot be obtained, the Company will not have sufficient funds to continue operations. The Company believes that in the absence of additional financing, it will have to take action to protect the Company from its creditors through formal insolvency proceedings, or pursue alternative courses of action which may result in there being negligible remaining shareholder value.

         On April 30, 1999, the Company repaid the outstanding balance of an $800,000 term loan, plus accrued interest, to Equitas, L.P. The loan bore interest at an annual rate of 11.5%.

         During 1998, the Company received milestone payments of $1,500,000 under the Altana, Inc. agreement as a result of the FDA's acceptance of the Company's product license application and establishment license application for CroTAb(R). The Company is entitled to receive additional payments under the agreement based on achievement of certain milestones relating to CroTAb(R) and the Company's DigiTAb(R) and TriTAb(R) products. The Company anticipates receiving additional payments under the agreement of $2,000,000 in 1999 based on FDA approval of CroTAb(R) and progression of the DigiTAb(R) and TriTAb(R) regulatory filings with the FDA.

YEAR 2000 READINESS

General

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues. During 1998, the Company implemented a plan called the "Y2K project" to ensure that its systems would be Year 2000 compliant. The Y2K project is addressing the issue of programmable logic controllers and computer programs being able to distinguish between dates in the 20th century and dates in the 21st century. The Y2K project is expected to make all of the Company's business systems Year 2000 compliant, or they will be retired.

Y2K Project

The Company's Y2K project is divided into five phases. The project phases are:

-  Phase 1: compile an inventory of all equipment

- Phase 2: assign priorities to the equipment identified as being at risk for Year 2000

- Phase 3: assess the Year 2000 compliance of items identified as being significant to the operational activities of the Company

- Phase 4: repair or replace material items that are determined not to be Year 2000 compliant

-  Phase 5: test and validate material items

A task force has been established to carry out these tasks which includes subgroups at each of the Company's four locations, Nashville, USA; Adelaide, Australia; London, UK; and Llandysul, UK.

         By the end of the first quarter of 1999, the Company had completed the inventory and priority assignment phases (phases 1 and 2) for each location.

         The assessment of Year 2000 compliance (phase 3) included the identification and prioritization of critical external suppliers. The Company has undertaken a detailed evaluation of critical suppliers by communicating with them about their commitment, plans and progress in addressing their Year 2000 issues. Detailed plans for this evaluation of material items and suppliers are in place and have been initiated. The assessment of critical suppliers was approximately 75% complete at the end of the second quarter of 1999. Phase 3 is due for completion by the end of the third quarter of 1999.

         Phase 4, the repair and replacement of equipment and application software that is not Year 2000 compliant, includes conversion, where available from the supplier, or replacement. The testing phase will be undertaken as the hardware and software is converted or replaced.

         During 1998, the Y2K task force determined that the accounting software used in Australia is not Year 2000 compliant. The software vendor released an upgrade during the first quarter of 1999 that is Year 2000 compliant. This upgrade will be installed at the Company's Australian facilities during the third quarter of 1999. In addition, TAb has identified a possible risk to Year 2000 compliance posed by some of the programmable logic controller or embedded systems controlling the air handling units at each of the production sites in Wales and Australia. The extent of this risk and the optimal solution are currently being researched. The task force has also determined that the sheep planning aid software that is used in Australia is non-compliant. The software will require major code modification to achieve compliance with a cost estimated to be $7,200. The hardware and software controlling some of the manufacturing processes at the Welsh facility have been found to be non-compliant necessitating the installation of new hardware and software which will be installed and validated to FDA standards during the third quarter of 1999.

         All phases of the Y2K project are expected to be completed before the end of 1999. The phases are concurrent rather than consecutive; therefore, more than one phase is in progress at the same time.

Costs

         The total estimated cost associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The total capital cost is estimated to be no more than $150,000. This figure may vary depending on the cost of the replacements needed after completion of the assessment phase of the Y2K project. The total operating cost incurred to date attributable to staff time and effort devoted to the Y2K project to date is $89,000. The estimated future operating cost of completing the project is $31,000.

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

         The Company is exposed to foreign currency gains or losses from the translation of U.S. dollars into other foreign currencies and from sales and purchase transactions with certain customers and suppliers in foreign countries. For these transactions, currency exchange rates are agreed upon prior to the time of the actual transfer of cash. The Company realizes a transaction gain or loss based upon the actual currency exchange rate at the time the transaction is completed and records these gains and losses in operations. To reduce exposure to these fluctuations, the Company maintains cash balances in its primary foreign currencies. Historically, the primary net foreign currency market exposures have related to British pounds and Australian dollars. At June 30, 1999 the Company held cash balances of $531,000 denominated in British pounds and $140,000 denominated in Australian dollars.

         As of June 30,1999 a hypothetical 10 percent weakening in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the Company's results of operations and the fair value of its financial instruments of $417,000, as compared to a decrease of $527,000 as of December 31,1998. Actual results may differ.

         A hypothetical 10 percent movement in interest rates affecting the Company's floating rate debt instruments would have an immaterial effect on the Company's operations.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.



Exhibit
Number          Description of Exhibits
------          -----------------------
2.1      Agreement and Plan of Merger, dated May 20, 1999, among Therapeutic
         Antibodies Inc., Proteus International plc and PI Merger Sub, Inc. (as
         directed by Item 601(b)(2) of Regulation S-K, certain schedules to the document are omitted from this filing, and Therapeutic Antibodies Inc.
         agrees to furnish supplementally a copy of any omitted schedule to the
         Securities and Exchange Commission upon request).

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

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on May 26, 1999 announcing the execution of the Agreement and Plan of Merger, dated May 20, 1999, among the Company, Proteus International plc and PI Merger Sub, Inc. whereby the Company will merge with and into PI Merger Sub, Inc., with PI Merger Sub, Inc. remaining a wholly-owned subsidiary of Proteus International plc.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.





Date: August 13, 1999                 /s/ Andrew J. Heath, M.D., Ph.D.
                                      ------------------------------------------
                                      Andrew J. Heath, M.D., Ph.D
                                      Chief Executive Officer (Interim Principal
                                      Financial and Accounting Officer)